Form 10-Q
period 2002-03-31
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2002-05-30
CIK 1163958

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 001-31299

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                    65-0865171
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                                 901 Yamato Road
                                    Suite 110
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 226-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


The number of shares of shares outstanding of each class of the issuer's common stock, as of May 30, 2002:

            30,086,567 shares Common Stock, par value $0.01 par value

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets - March 31, 2002
          (Unaudited) and December 30, 2001....................................3

        Condensed Consolidated Statements of Income - Three
          Months Ended March 31, 2002 (Unaudited) and April 1,
          2001 (Unaudited).....................................................4

        Condensed Consolidated Statements of Cash Flows - Three
          Months  Ended March 31, 2002 (Unaudited) and April 1,
          2001 (Unaudited).....................................................5

        Notes to Condensed Consolidated Financial Statements -
          March 31, 2002 (Unaudited)...........................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS............................................................13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK.....................................................19

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS......................................................21

SIGNATURE PAGE............................................................... 22

                                            PART I - FINANCIAL INFORMATION
                                            ITEM 1. - FINANCIAL STATEMENTS

                                       MEDICAL STAFFING NETWORK HOLDINGS, INC.

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                    December 30,       March 31,
                                                                                        2001             2002
                                                                                ------------------------------------
                                                                                                      (Unaudited)
Assets
Current assets:
   Cash                                                                             $ 11,253,199     $    492,353
   Accounts receivable, net of allowance for doubtful accounts of $2,181,767
     and $2,480,005 at December 30, 2001 and March 31, 2002, respectively             65,190,898       72,131,571
   Prepaid expenses                                                                    5,032,378        3,784,960
   Other current assets                                                                1,014,641        1,130,348
                                                                                ------------------------------------
Total current assets                                                                  82,491,116       77,539,232

Furniture and equipment, net                                                           7,315,574        8,509,182
Goodwill and other intangible assets, net of accumulated amortization of
   $8,723,481 and $8,781,885 at December 30, 2001 and March 31, 2002,                 68,289,316       68,230,912
   respectively
Interest rate swap                                                                             -          185,371
Other assets                                                                           3,923,288        3,932,862
                                                                                ------------------------------------
Total assets                                                                        $162,019,294     $158,397,559
                                                                                ====================================

Liabilities, redeemable preferred stock and stockholders' deficit Current liabilities:
   Accounts payable                                                                 $  5,271,571     $  2,222,998
   Accrued payroll and related liabilities                                             8,948,662       10,123,228
   Other current liabilities                                                           3,186,974        1,879,601
   Current portion of long-term debt                                                  10,034,721           17,236
   Current portion of capital lease obligations                                          329,922          738,283
                                                                                ------------------------------------
Total current liabilities                                                             27,771,850       14,981,346

   Long-term debt, net of current portion                                            105,000,000      108,000,000
   Senior subordinated debt to related parties                                        59,319,327       59,319,327
   Capital lease obligations, net of current portion                                     661,096        1,407,075
   Other liabilities                                                                   2,371,960        4,815,229
                                                                                ------------------------------------
Total liabilities                                                                    195,124,233      188,522,977

Commitments and contingencies

Redeemable preferred stock                                                           124,616,794      127,074,988

Common stockholders' equity:
   Common stock, $.01 par value, 75,000,000 authorized, 26,547 issued and
     outstanding                                                                             265              265
   Additional paid-in-capital                                                                  -                -
   Promissory notes due for purchases of common stock                                 (4,550,877)      (4,550,877)
   Accumulated other comprehensive income                                                      -          182,071
   Accumulated deficit                                                              (153,171,121)    (152,831,865)
                                                                                ------------------------------------
Total common stockholders' deficit                                                  (157,721,733)    (157,200,406)
                                                                                ------------------------------------
Total liabilities, redeemable preferred stock, and common stockholders' deficit      $162,019,294    $158,397,559
                                                                                ====================================

                                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                 OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                          3

                             MEDICAL STAFFING NETWORK HOLDINGS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                    Three months ended
                                                                  April 1,        March 31,
                                                                    2001            2002
                                                           ------------------------------------
Service revenues                                                $70,478,790     $103,228,153

Cost of services rendered                                        52,510,016       76,883,096
                                                           ------------------------------------
Gross profit                                                     17,968,774       26,345,057

Operating expenses:
   Selling, general and administrative                            9,012,471       14,503,008
   Provision for doubtful accounts                                  291,490          540,720
   Corporate general and administrative                           1,392,516        1,665,966
   Depreciation                                                     423,761          794,405
   Amortization                                                     843,787           58,404
                                                           ------------------------------------
   Income from operations                                         6,004,749        8,782,554

Interest expense, net                                             2,909,362        4,039,606
                                                           ------------------------------------
   Income before provision for income taxes                       3,095,387        4,742,948
Provision for income taxes                                        1,238,155        1,945,500
                                                           ------------------------------------
Net income                                                        1,857,232        2,797,448

Deduct required dividends on convertible preferred stock                  -        2,458,194
                                                           ------------------------------------
Income available to common stockholders                         $ 1,857,232     $    339,254
                                                           ====================================

Earnings per share:
   Basic earnings per share                                     $      0.24     $      12.78
                                                           ====================================

   Diluted earnings per share                                   $      0.07     $       0.13
                                                           ====================================

Weighted average number of common shares outstanding
   Basic                                                          7,731,614           26,547
   Diluted                                                       28,110,241       21,969,582


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                      OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                               4

                             MEDICAL STAFFING NETWORK HOLDINGS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                        Three months ended
                                                                  April 1,        March 31,
                                                                    2001            2002
                                                                --------------------------------
Operating activities
Net income                                                      $ 1,857,232     $  2,797,448
Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization                                  1,267,548          852,809
   Accretion of put warrants                                        800,000                -
   Amortization of debt issuance cost                               228,197          192,542
   Deferred income taxes                                             55,876          498,465
   Provision for doubtful accounts                                  291,490          540,720
   Loss on derivative instrument                                          -            9,677
   Changes in operating assets and liabilities:
     Accounts receivable                                         (7,659,121)      (7,481,393)
     Prepaid expenses and other current assets                      688,519          616,580
     Other assets                                                   (32,924)        (185,448)
     Accounts payable                                               (41,272)      (3,048,573)
     Accrued payroll and related liabilities                        539,035        1,174,566
     Other current liabilities                                      599,665       (1,307,373)
     Other liabilities                                               (9,858)       2,430,292
                                                                --------------------------------
Net cash used in operating activities                            (1,415,613)      (2,909,688)

Investing activities
Purchases of furniture and equipment, net                          (379,920)        (257,004)
Capitalized internal software costs                                (236,423)        (437,112)
                                                                --------------------------------
Net cash used in investing activities                              (616,343)        (694,116)

Financing activities
Principal payments under capital lease obligations                  (36,216)        (139,558)
Net borrowings (payments) on revolving credit agreements          3,304,863       (7,000,000)
Principal payments on outstanding debt                           (1,011,650)         (17,484)
                                                                --------------------------------
Net cash used in financing activities                             2,256,997       (7,157,042)
                                                                --------------------------------
Net decrease in cash                                                225,041      (10,760,846)
Cash at beginning of period                                         204,915       11,253,199
                                                                --------------------------------
Cash at end of period                                           $   429,956     $    492,353
                                                                ================================

Supplemental disclosure of noncash investing and
  financing activities
Purchases of equipment through capital leases                   $    22,568     $  1,293,898
                                                                ================================

Supplemental disclosures of cash flow information
Interest paid                                                   $ 1,993,801     $  2,584,002
                                                                ================================

Income taxes paid                                               $   220,748     $     70,100
                                                                ================================

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Medical Staffing Network Holdings, Inc. (or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 29, 2002.

The balance sheet at December 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-82438).

Certain reclassifications have been made to the prior year amounts to conform to the current year.

2 - RECAPITALIZATION OF THE COMPANY

On October 26, 2001, as contemplated by (i) an Agreement dated as of August 20, 2001, as amended on October 26, 2001 (the "Recapitalization Agreement"), by and among Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership ("Warburg Pincus"), MSN Acquisition Corp., a wholly owned subsidiary of Warburg Pincus, and the Company; and (ii) an Voting, Sale and Retention Agreement, dated as of August 20, 2002 as amended October 26, 2001 (the "Stockholders Agreement"), by and among Warburg Pincus, the Company and MSN Acquisition Corp., a recapitalization of the Company was completed.

Pursuant to the terms of the Recapitalization Agreement, holders of the Company's common and convertible preferred stock became entitled to receive $6.06 per share. Certain of the stockholders, including executive officers, elected to retain certain of their shares of common stock rather than to receive the cash consideration for a portion of their shares. These retained shares were then exchanged for the same securities that the Warburg Pincus-led investment group (the "Investor Group") received.

                                 MARCH 31, 2002

                                   (UNAUDITED)


2 - RECAPITALIZATION OF THE COMPANY (continued)

Upon completion of the recapitalization, the Investor Group was issued redeemable preferred stock, common stock and senior unsecured promissory notes, together representing approximately 85% of the equity ownership in exchange for cash consideration totaling approximately $157.0 million. In addition, a banking syndicate extended a senior credit facility to the Company in the amount of $120.0 million, of which $105.0 million was advanced to the Company at closing. Together, these funds were used to pay the merger consideration to the former stockholders, to retire approximately $82.0 million of the then outstanding debt obligations, to pay transaction fees and expenses of approximately $7.0 million and to provide the Company with working capital for operations.

The transactions described above have been accounted for as a leveraged recapitalization of the Company and, accordingly, the Company has retained its historical cost basis of accounting. The shares repurchased by the Company have been canceled.

The Company incurred approximately $3.7 million in debt issuance costs related to these transactions. These costs have been capitalized as long-term assets and are being amortized over the terms of the indebtedness.

3 - REDEEMABLE PREFERRED STOCK

During the first quarter of 2002, the Company had authorized 15,000,000 shares of preferred stock, par value $.01, of which 7,000,000 shares had been designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6,602,865 shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions as defined by the Company's credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company's common stock at an initial conversion price of $6.06, which is subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the

                                 MARCH 31, 2002

                                   (UNAUDITED)


3 - REDEEMABLE PREFERRED STOCK (continued)

Series I Convertible Preferred Stock at price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 9, the outstanding shares of Series I Convertible Preferred Stock were converted into 21,075,645 shares of common stock in connection with the Company's initial public offering on April 23, 2002.

The Company had a sufficient number of shares of common stock reserved for issuance upon conversion of the Series I Convertible Preferred Stock. Cumulative unpaid dividends were approximately $4.3 million at April 1, 2001. The aggregate liquidation value of the Series I Convertible Preferred Stock at March 31, 2002 was $127,074,988.

4 - EARNINGS PER SHARE

                                                                            Three months ended
                                                                   -----------------------------------
                                                                       April 1,         March 31,
                                                                         2001             2002
                                                                   -----------------------------------
Numerator:
   Net income before preferred stock dividend                        $  1,857,232     $  2,797,448
   Less preferred stock dividends                                               -        2,458,194
                                                                   -----------------------------------
   Numerator for basic earnings per share available to common stockholders
                                                                     $  1,857,232     $    339,254
                                                                   ===================================

Effective of dilutive securities:
   Add back preferred stock dividend                                            -        2,458,194
                                                                   -----------------------------------
   Numerator for dilutive earnings per share available to common
     stockholders                                                    $  1,857,232     $  2,797,448
                                                                   ===================================

Denominator:
   Denominator for basic earnings per share-weighted-average
     shares
                                                                        7,731,614           26,547
   Effect of dilutive shares:
     Restricted common shares                                           1,096,492                -
     Employee stock options                                               179,091        1,175,926
     Warrants                                                           2,123,820                -
     Convertible preferred stock                                       16,979,224       20,767,109
                                                                   -----------------------------------
     Dilutive potential common shares                                  20,378,626       21,943,035
                                                                   -----------------------------------
     Denominator for diluted earnings per share-adjusted
       weighted-average shares and assumed conversions                 28,110,241       21,969,582
                                                                   ===================================

                                 MARCH 31, 2002

                                   (UNAUDITED)


4 - EARNINGS PER SHARE (continued)

                                                      Three months ended
                                             -----------------------------------
                                                April 1,         March 31,
                                                  2001              2002
                                             -----------------------------------

   Basic earnings per share                     $  0.24           $ 12.78
                                             ===================================

   Diluted earnings per share                   $  0.07           $  0.13
                                             ===================================

5 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, COMPREHENSIVE INCOME, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There are no other components of comprehensive income other than the Company's consolidated net income and the accumulated derivative gain during the three months ended April 1, 2001. The following table sets forth the computation of comprehensive income for the periods indicated:

                                                      Three months ended
                                             -----------------------------------
                                                April 1,         March 31,
                                                  2001              2002
                                             -----------------------------------

Net income                                    $1,857,232        $2,797,448
Other comprehensive income:
   Unrealized gain on derivative                       -           182,071
                                             -----------------------------------
Total comprehensive income                    $1,857,232        $2,979,519
                                             ===================================

6 - INTEREST RATE SWAP

The Company's senior credit facility requires that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company's variable rate obligations. Effective December 24, 2001, the Company entered into an interest rate swap agreement (the Swap Agreement) with a financial institution. The Swap Agreement involves the receipt of floating interest rate payments based on the U.S. dollar London Interbank Offered Rate, which is reset quarterly, and of fixed interest rate payments of

                                 MARCH 31, 2002

                                   (UNAUDITED)


6 - INTEREST RATE SWAP (continued)

4.34% over the life of the Swap Agreement without an exchange of the underlying notional amount, which is set at $50,000,000. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the fair value of this instrument as an asset of $185,371 separately stated on the condensed consolidated balance sheets. Additionally, consolidated shareholder's deficit has been reduced for the three months ended March 31, 2002 by $182,071 as a result of this interest rate swap, representing the unrealized gain.

7 - LONG TERM DEBT

On October 26, 2001, in connection with the recapitalization discussed in Note 3, the Company entered into a $120.0 million senior credit facility. The senior credit facility consists of (i) senior credit notes (Term A) in the amount of $40.0 million due in October 2006 bearing interest at a variable rate based on the Company's leverage ratio (as defined), with interest payable at least quarterly and principal payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million due in October 2007 bearing interest at a variable rate based on the Company's leverage ratio (as defined), with interest payable at least quarterly and principal payable quarterly commencing on March 31, 2003; and (iii) up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate payable at least quarterly.

The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limit the payment of dividends and restrict additional indebtedness and obligations, and require maintenance of certain financial ratios.

Also, in connection with the recapitalization, the Company issued Senior Unsecured Promissory Notes ("Senior Unsecured Notes") to the Investor Group and the previous stockholders (including officers) in the amount of approximating $59.3 million. The Senior Unsecured Notes bore interest at 12% per annum compounding quarterly, with principal and interest due on October 2009. The holders of the Senior Unsecured Notes had the right to require the Company to redeem the notes upon the consummation of (i) an underwritten public offering or
(ii) a Change of Control (as defined).

In connection with the Company's initial public offering completed April 23, 2002 and more fully described in Note 7, the Senior Unsecured Promissory Notes were redeemed in full in the amount of $62.9 million and the senior credit facility was repaid in the amount of $93.0 million.

                                 MARCH 31, 2002

                                   (UNAUDITED)


8 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and other intangibles determined to have an infinite life are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an infinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

The Company adopted SFAS No. 142 as of December 31, 2001 and, accordingly, no longer amortizes goodwill. The Company completed the transitional impairment test of goodwill and intangible assets with an indefinite life during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or intangible assets with an indefinite life as of March 31, 2002. The adoption of SFAS No. 142 reduced amortization expense by approximately $944,000 for the quarter ended March 31, 2002.

The following pro forma information presents the consolidated results of operations of the Company as if the adoption of SFAS No. 142 had occurred on January 1, 2001:

                                                           Three months ended
                                                              April 1, 2001
                                                         ----------------------

     Net income                                             $    2,405,694
     Basic net income per share                             $         0.31
     Diluted net income per share                           $         0.09

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS No. 144 on December 31, 2001. The adoption did not affect the Company's financial position or results of operations for the periods presented.

                                 MARCH 31, 2002

                                   (UNAUDITED)


8 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2002, the Emerging Issues Task Force issued Topic Number D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of income. The Company has historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. The Company has adopted Topic Number D-103 in its quarter ended March 31, 2002, and accordingly, has classified all reimbursements received for out-of-pocket expenses incurred as revenues for the quarter ended March 31, 2002. The adoption of Topic Number D-103 did not affect the Company's net income, financial position or cash flows for the periods presented. For the quarter ended April 1, 2001, the reimbursement received for out-of-pocket expenses incurred were not material to service revenues or cost of services rendered.

9 - SUBSEQUENT EVENT

On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company's authorized shares of common stock to 75,000,000 shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company's initial public offering. The financial statements have been restated to give retroactive recognition to the stock split in the prior periods, including all references in the consolidated financial statements to number of shares and per share amounts.

On April 23, 2002, the Company completed its initial public offering of 7,812,500 shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by the Company, net of estimated expenses related to the initial public offering were $155.0 million. The proceeds were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and $93.0 million of the Company's outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21,075,645 shares of common stock.

On May 9, 2002, the Company exercised its option to terminate the Swap Agreement more fully described in Note 6. The cost of terminating the Swap Agreement was approximately $460,000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere herein. This discussion and analysis contains statements that are forward-looking in nature. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following: our ability to attract and retain qualified nurses and other healthcare personnel, the Company's ability to enter into contracts with healthcare facility clients on terms attractive to the Company, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients' ability to pay us for our services, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, the Company's ability to carry out its business strategy. Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur.

The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's Registration Statement on Form S-1, File No. 333-82438), and is intended to assist the reader in understanding the financial results and condition of the Company.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

                                                          Three months ended
                                                    ----------------------------
                                                      April 1,        March 31,
                                                        2001            2002
                                                    ----------------------------

     Service revenues                                   100%            100%
     Cost of services revenues                          74.5            74.5
     Gross profit                                       25.5            25.5
     Selling, general and administrative expenses(1)    13.2            14.6
     Corporate and administrative expenses               2.0             1.6
     EBITDA (2)                                         10.3             9.3
     Depreciation and amortization expenses              1.8             0.8
     Income from operations                              8.5             8.5
     Interest expense, net                               4.1             3.9
     Pre-tax income                                      4.4             4.6
     Net income                                          2.6             2.7

(1)  Includes provision for doubtful accounts.

(2) We define EBITDA as income before interest, income taxes, depreciation, amortization and non-recurring recapitalization costs. EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operations, investing or financing activities or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA, as we define it, is not necessarily comparable to other similarly titled captions of other companies.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED APRIL 1, 2001

SERVICE REVENUES. Our service revenues for the three months ended March 31, 2002 increased $32.7 million, or 46%, from $70.5 million for the three months ended April 1, 2001 to $103.2 million for the three months ended March 31, 2002. The majority of the increase in revenues for the three months ended March 31, 2002 was attributable to a $26.7 million, or 51%, increase in our per diem nurse staffing revenues from $52.4 million for the three months ended April 1, 2001 to $79.1 million for the three months ended March 31, 2002. Of this increase, $22.6 million, or 85%, was the result of year over year organic growth. The remaining increase of our per diem nurse staffing revenues of $4.1 million, or 15%, came from our 2001 acquisition.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $6.0 million, or 33%, from $18.1 million for the three months ended April 1, 2001 to $24.1 million for the three months ended March 31, 2002.

An increase in volume accounted for 90% of our overall revenue growth for the three months ended March 31, 2002 as compared to revenue for the three months ended April 1, 2001, with the balance of the increase as a result of price increases and a shift in mix towards higher billing specialties.

COST OF SERVICES RENDERED. Cost of services rendered increased $24.4 million, or 46%, from $52.5 million for the three months ended April 1, 2001 to $76.9 million for the three months ended March 31, 2002. The increase was attributable to the 46% increase in service revenues.

GROSS PROFIT. Gross profit increased $8.4 million, or 47%, from $18.0 million for the three months ended April 1, 2001 to $26.4 million for the three months ended March 31, 2002, representing gross margin percentages of 25.5% for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.7 million, or 61.7%, from $9.3 million for the three months ended April 1, 2001 to $15.0 million for the three months ended March 31, 2002. As a percentage of revenue, selling, general and administrative expenses increased from 13.2% for the three months ended April 1, 2001 to 14.6% for the three months ended March 31, 2002. This increase was due to the expenses required to establish the infrastructure for our de novo branches opened in 2001 and 2002.

CORPORATE AND ADMINISTRATIVE EXPENSES. Corporate and administrative expenses increased $0.3 million, or 19.6%, from $1.4 million for the three months ended April 1, 2001 to $1.7 million for the three months ended March 31, 2002. As a percentage of revenue, corporate and administrative expenses decreased from 2.0% for the three months ended April 1, 2001 to 1.6% for the three months ended March 31, 2002. The decrease as a percentage of revenue was a result of increased operating leverage.

EBITDA. As a result of the above, EBITDA increased $2.3 million, or 32% from $7.3 million for the three months ended April 1, 2001 to $9.6 million for the three months ended March 31, 2002. As a percentage of revenue, EBITDA decreased from 10.3% for the three months ended April 1, 2001 to 9.3% for the three months ended March 31, 2002.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense decreased $0.4 million, or 33%, from $1.3 million for the three months ended April 1, 2001 to $0.9 million for the three months ended March 31, 2002. The decrease was due primarily to the adoption of FAS No. 142, Intangible Assets. Included in the $1.3 million for the three months ended April 1, 2001 was approximately $0.7 million of amortization not recorded in the current period as a result of the adoption of FAS No. 142. This decrease was offset by an increase in depreciation expense of approximately $0.3 million related to an increase in fixed assets.

INCOME FROM OPERATIONS. As a result of the above, income from operations increased $2.8 million, or 46%, from $6.0 million for the three months ended April 1, 2001 to $8.8 million for the three months ended March 31, 2002. As a percentage of revenue, income from operations was 8.5% for both the three months ended April 1, 2001 and the three months ended March 31, 2002.

INTEREST EXPENSE, NET. Net interest expense increased $1.1 million, or 39% from $2.9 million for the three months ended April 1, 2001 to $4.0 million for the three months ended March 31, 2002. The increase is primarily the result of a higher average outstanding debt balance in the current year quarter.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $1.6 million, or 53%, from $3.1 million for the three months ended April 1, 2001 to $4.7 million for the three months ended March 31, 2002.

PROVISION FOR INCOME TAXES. Our provision for income taxes was $1.2 million for the three months ended April 1, 2001 and $1.9 million for the three months ended March 31, 2002 representing effective tax rates of 40% for the three months ended April 1, 2001 and 41% for the three months ended March 31, 2002.

NET INCOME. Net income increased $0.9 million from net income of $1.9 million for the three months ended April 1, 2001 to $2.8 million for the three months ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the SEC Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements:

     o We have recorded goodwill and intangibles resulting from our acquisitions through March 31, 2002. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time as an impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o We maintain an accrual for our health, workers compensation and professional liability that are partially self-insured and are classified in other current liabilities in our condensed consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on Company specific actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

     o We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

SEASONALITY

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population, particularly Florida, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has increased from December through March followed by declines or minimal growth from April through November. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

LIQUIDITY AND CAPITAL RESOURCES

In October 2001, an investment group led by Warburg Pincus acquired a majority interest in our company in a recapitalization that provided us with the proceeds from new equity and senior debt issuances totaling approximately $156.6 million and advances from a new senior credit facility totaling $105.0 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and accrued interest totaling approximately $82.0 million, as consideration for the acquisition of the former stockholders' equity interests for approximately $173.0 million, and to pay recapitalization costs of approximately $7.2 million.

As of March 31, 2002, we had cash totaling approximately $0.5 million, working capital totaling $62.6 million and unused availability under our committed credit facility totaling $12.0 million. We used $2.9 million of cash from operating activities during the three months ended March 31, 2002 compared to cash use of $1.4 million from operating activities during the three months ended April 1, 2001.

Cash flows from operating activities was positively impacted during the three months ended March 31, 2002 due to improvements in earnings before non-cash expenses and was negatively impacted due to cash required to fund our de novo program. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

Our senior credit facility consists of a $100.0 million term loan arrangement and allows us to borrow up to an additional $20.0 million under a revolving line of credit. The term loan bears interest at variable effective interest rates with a weighted average interest rate of 5.9% as of March 31, 2002, and is due in quarterly installments beginning March 31, 2003 through its maturity in October 2006 for tranche A in the amount of $40 million and October 2007 for tranche B in the amount of $60 million. Our senior credit facility is collateralized by substantially all of our assets and requires us to comply with various quarterly financial covenants, including covenants for ratios of leverage and fixed charges to EBITDA.

As the borrower under senior credit facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $250,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary's ability to distribute cash to us will limit our ability to obtain and service any additional debt at the holding company level. In addition, our subsidiary is subject to restrictions under the senior credit facility against incurring additional indebtedness.

Our senior unsecured notes bore interest compounding quarterly at a rate of 12% per annum and were due in October 2009. Interest was payable in full on the maturity date. The senior unsecured notes were subordinated to amounts due under the senior credit facility.

As of March 31, 2002, there was $108.0 million outstanding under our senior credit facility, and $62.4 million of principal and accrued interest outstanding under our senior unsecured notes. As of March 31, 2002, the weighted average interest rate for the loans under our senior credit facility was approximately
5.9 %.

We used a portion of the proceeds of our initial public offering to redeem the senior unsecured notes in full in the amount of approximately $62.9 million and to repay $93.0 million of our loans under the senior credit facility, leaving an outstanding balance on our senior credit facility of $15.0 million.

We believe that our current cash balances, together with our existing credit lines and other available sources of liquidity and expected cash flows from our operating activities, will be sufficient for us to meet our current and future financial obligations, as well as to provide it with funds for working capital, anticipated capital expenditures and other needs for at least the next 12 months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On March 31, 2002, we had borrowings of $108 million under our senior credit facility that were subject its variable rates, with a blended rate of 5.9%. As of March 31, 2002, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.6 million on an annual basis after considering the effect of the interest rate swap described below. During the three months ended March 31, 2002, we were party to an interest rate swap agreement with a notional amount of $50 million. Under the swap agreement, the net settlement was computed on a quarterly basis as the difference between the 90 day LIBOR and the fixed rate of 4.34%. This resulted in a fixed interest rate on $50 million of borrowings under our credit facility at 4.34% effective December 24, 2001, plus the applicable margin. The fair value of the interest rate swap agreement at March 31, 2002 was approximately $185,000. LIBOR at March 31, 2002 was 1.9%. The swap agreement was terminated on May 9, 2002. In addition, during the three months ended March 31, 2002, there was exposure to market risk associated with our senior unsecured notes which bore interest at a fixed rate. The carrying amount of the senior unsecured notes approximated fair value as the terms of the debt were based on similar terms, maturities, and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. Our senior unsecured notes were redeemed in full with proceeds from our initial public offering.

INFLATION

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Pursuant to a Registration Statement on Form S-1 (File No. 333-82438) declared effective by the Securities and Exchange Commission on April 17, 2002, the Company sold an aggregate of 8,984,375 shares of Common Stock (including 1,171,875 shares from the exercise of the over-allotment option), par value $.01 per share. The offering was completed on April 23, 2002 and all shares registered in such offering were sold. The shares of Common Stock were offered to the public at a price of $19.00 per share for an aggregate public offering price of $170.7 million. The expenses incurred by the Company in connection with the issuance and distribution of such shares were approximately $15.7 million. None of such expenses were paid to directors or officers of the Company or their associates or to persons owning 10% or more of the Common Stock of the Company. The net offering proceeds to the Company were approximately $155.9 million. The net proceeds were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and $93.0 million of the Company's outstanding term loans under the senior credit facility.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent in lieu of a special meeting, the stockholders of the Company approved (i) amendments to the Company's certificate of incorporation and bylaws in connection with the Company's initial public offering, to take effect upon the consummation of the Company's public offering; (ii) the election of Joel Ackerman as a Class I director, to commence upon the effectiveness of the Company's Amended and Restated Certificate of Incorporation; and (iii) amendments to the Company's Stock Incentive Plan and Amended and Restated Stock Option Plan. Stockholders representing 93.6% of the then outstanding shares approved these actions. Scott Hilinski continues to serve as Class II director for the Company and Robert J. Adamson and David J. Wenstrup continue as Class III directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICAL STAFFING NETWORK
                                       HOLDINGS, INC.

Dated: May 30, 2002                    By: /s/ Robert J. Adamson
                                           ------------------------------
                                           Robert J. Adamson
                                           Chief Executive Officer and President


                                       By: /s/ Kevin S. Little
                                           ------------------------------
                                           Kevin S. Little
                                           Chief Financial Officer