Form 10-Q
period 2002-06-30
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2002-08-14
CIK 1163958

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 001-31299

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 65-0865171
      (State or other jurisdiction           I.R.S. Employer Identification No.)
   of incorporation or organization)

                                 901 Yamato Road
                                    Suite 110
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 226-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of shares outstanding of each class of the issuer's common stock, as of August 12, 2002:

            30,089,035 shares Common Stock, par value $0.01 par value

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Condensed  Consolidated  Balance  Sheets - December 30, 2001
            and June 30, 2002 (Unaudited)...................................  3
         Condensed  Consolidated  Statements  of Income - for the
            Three Months and Six  Months  Ended  July  1,  2001
            (Unaudited)  and  June  30,  2002 (Unaudited)...................  4
         Condensed  Consolidated  Statements of Cash Flows - Six Months
            Ended July 1, 2001 (Unaudited) and June 30, 2002 (Unaudited)....  5
         Notes to  Condensed  Consolidated  Financial  Statements  -
            June 30, 2002 (Unaudited).......................................  6

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
         AND RESULTS OF OPERATIONS..........................................  9

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 20

SIGNATURE PAGE.............................................................. 21

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  December 30,        June 30,
                                                                                      2001              2002
                                                                                ------------------------------------
                                                                                            (Unaudited)
Assets
Current assets:
   Cash                                                                           $  11,253,199      $ 86,301
   Accounts receivable, net of allowance for doubtful accounts of $2,181,767
     and $2,541,869 at December 30, 2001 and June 30, 2002, respectively             65,190,898        75,440,876
   Prepaid expenses                                                                   5,032,378         3,243,679
   Other current assets                                                               1,014,641         1,231,705
                                                                                ------------------------------------
Total current assets                                                                 82,491,116        80,002,561

Furniture and equipment, net                                                          7,315,574        10,061,205
Goodwill and other intangible assets, net of accumulated amortization of
   $8,723,481 and $8,840,289 at December 30, 2001 and June 30, 2002,                 68,289,316        69,830,236
   respectively
Other assets                                                                          3,923,288         3,786,697
                                                                                ------------------------------------
Total assets                                                                       $162,019,294      $163,680,699
                                                                                ====================================

Liabilities, redeemable preferred stock and stockholders' (deficit) equity
Current liabilities:
   Accounts payable                                                              $    5,271,571    $    3,200,804
   Accrued payroll and related liabilities                                            8,948,662         9,879,595
   Other current liabilities                                                          3,186,974         3,909,247
   Current portion of long-term debt                                                 10,034,721                 -
   Current portion of capital lease obligations                                         329,922           954,003
                                                                                ------------------------------------
Total current liabilities                                                            27,771,850        17,943,649

   Long-term debt, net of current portion                                           105,000,000        11,000,000
   Senior subordinated debt to related parties                                       59,319,327                 -
   Capital lease obligations, net of current portion                                    661,096         1,555,960
   Other liabilities                                                                  2,371,960         2,223,352
                                                                                ------------------------------------
Total liabilities                                                                   195,124,233        32,722,961

Commitments and contingencies

Redeemable preferred stock                                                          124,616,794                --

Common stockholders' equity:
   Common stock, $.01 par value, 75,000,000 authorized: 26,547 and
     30,089,035 issued and outstanding at December 30, 2001 and June 30,                    265           300,890
     2002, respectively
   Additional paid-in-capital                                                                 -       283,699,079
   Promissory notes due for purchases of common stock                                (4,550,877)       (4,550,877)
   Accumulated other comprehensive loss                                                       -          (131,384)
   Accumulated deficit                                                             (153,171,121)     (148,359,970)
                                                                                ------------------------------------
Total common stockholders' (deficit) equity                                        (157,721,733)      130,957,738
                                                                                ------------------------------------
Total liabilities, redeemable preferred stock, and common stockholders'            $162,019,294      $163,680,699
   (deficit) equity                                                             ====================================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                   Three months ended                    Six months ended
                                             July 1, 2001     June 30, 2002       July 1, 2001     June 30, 2002
                                           ------------------------------------ ------------------------------------
Service revenues                              $83,209,504      $115,512,170       $153,688,294      $218,740,323

Cost of services rendered                      62,406,195        86,226,615        114,916,211       163,109,711
                                           ------------------------------------ ------------------------------------
Gross profit                                   20,803,309        29,285,555         38,772,083        55,630,612

Operating expenses:
   Selling, general and administrative         10,767,557        15,377,466         19,780,028        29,880,474
   Provision for doubtful accounts                357,472           849,871            648,962         1,390,591
   Corporate general and administrative         1,707,565         1,781,282          3,100,081         3,447,248
   Depreciation                                   507,340           932,822            931,101         1,727,227
   Amortization                                   862,702            58,404          1,706,489           116,808
                                           ------------------------------------ ------------------------------------
   Income from operations                       6,600,673        10,285,710         12,605,422        19,068,264

Interest expense, net                           3,474,831         1,619,215          6,384,193         5,658,821
                                           ------------------------------------ ------------------------------------
   Income before provision for income           3,125,842         8,666,495          6,221,229        13,409,443
     taxes
Provision for income taxes                      1,250,337         3,554,000          2,488,492         5,499,500
                                           ------------------------------------ ------------------------------------
Net income                                      1,875,505         5,112,495          3,732,737         7,909,943

Deduct required dividends on
   convertible preferred stock                          -           640,597                  -         3,098,792
                                           ------------------------------------ ------------------------------------
Income available to common stockholders        $1,875,505       $ 4,471,898        $ 3,732,737       $ 4,811,151
                                           ==================================== ====================================

Earnings per share:
   Basic earnings per share                      $   0.24         $    0.18          $    0.48         $    0.39
                                           ==================================== ====================================

   Diluted earnings per share                    $   0.07         $    0.17          $    0.13         $    0.30
                                           ==================================== ====================================

Weighted average number of common
   shares outstanding
     Basic                                      7,731,614        24,481,398          7,731,614        12,253,973
     Diluted                                   28,835,957        29,926,986         28,514,182        25,948,136

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         Six months ended
                                                                                     July 1,          June 30,
                                                                                      2001              2002
                                                                                ------------------------------------
Operating activities
Net income                                                                         $  3,732,737     $  7,909,943
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                      2,637,590        1,844,035
   Accretion of put warrants                                                          2,300,000                -
   Amortization of debt issuance cost                                                   456,061          388,491
   Deferred income taxes                                                                104,494        1,034,838
   Provision for doubtful accounts                                                      648,962        1,390,591
   Loss on derivative instrument                                                              -          337,738
   Changes in operating assets and liabilities:
     Accounts receivable                                                            (12,059,072)     (11,640,569)
     Prepaid expenses and other current assets                                         (816,601)         495,132
     Other assets                                                                      (116,093)        (210,235)
     Accounts payable                                                                   166,021       (2,526,913)
     Accrued payroll and related liabilities                                          2,563,058          930,933
     Other current liabilities                                                          205,475         (935,455)
     Other liabilities                                                                  176,215         (161,585)
                                                                                ------------------------------------
Net cash used in operating activities                                                    (1,153)      (1,143,056)

Investing activities
Cash paid for acquisitions, net of cash acquired                                     (9,769,750)               -
Purchases of furniture and equipment, net                                            (1,364,191)      (1,545,444)
Capitalized internal software costs                                                    (641,863)        (997,726)
                                                                                ------------------------------------
Net cash used in investing activities                                               (11,775,804)     (2,543,170)

Financing activities
Net proceeds from issuance of common stock                                                    -      156,279,090
Exercise of stock options                                                                     -            5,029
Principal payments under capital lease obligations                                      (78,111)        (410,743)
Net borrowings (payments) on outstanding debt                                        11,951,460     (163,354,048)
                                                                                ------------------------------------
Net cash provided by (used in) financing activities                                  11,873,349       (7,480,672)
                                                                                ------------------------------------
Net increase (decrease) in cash                                                          96,392      (11,166,898)
Cash at beginning of period                                                             204,915       11,253,199
                                                                                ------------------------------------
Cash at end of period                                                             $     301,307   $       86,301
                                                                                ====================================

Supplemental disclosure of noncash investing and financing activities
Purchases of equipment through capital leases                                     $     160,286  $     1,929,689
                                                                                ====================================

Supplemental disclosures of cash flow information
Interest paid                                                                      $  1,532,389     $  1,091,913
                                                                                ====================================

Income taxes paid                                                                  $  2,634,748     $  1,949,500
                                                                                ====================================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Medical Staffing Network Holdings, Inc. (or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 29, 2002.

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

Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

2 - STOCKHOLDERS EQUITY

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

On April 23, 2002, the Company completed its initial public offering of 7,812,500 shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by the Company, net of estimated expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company's outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21,075,645 shares of common stock.

3 - RECAPITALIZATION OF THE COMPANY

On October 26, 2001, as contemplated by (i) an Agreement dated as of August 20, 2001, as amended on October 26, 2001 (the "Recapitalization Agreement"), by and among Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership ("Warburg Pincus"), MSN Acquisition Corp., a wholly owned subsidiary of Warburg Pincus, and the Company; and (ii) a Voting, Sale and Retention Agreement, dated as of August 20, 2001, as amended October 26, 2001 (the "Stockholders Agreement"), by and among Warburg Pincus, the Company and MSN Acquisition Corp.; a recapitalization of the Company was completed.

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

Upon completion of the recapitalization, the Investor Group was issued redeemable preferred stock, common stock and senior unsecured promissory notes, together representing approximately 85% of the equity ownership in exchange for cash consideration totaling approximately $156.6 million. In addition, a banking syndicate extended a senior credit facility to the Company in the amount of $120.0 million, of which $105.0 million was advanced to the Company at closing. Together, these funds were used to pay the merger consideration to the former stockholders, to retire approximately $82.0 million of the then outstanding debt obligations, to pay transaction fees and expenses of approximately $7.2 million and to provide the Company with working capital for operations.

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

4 - REDEEMABLE PREFERRED STOCK

During the first quarter of 2002, the Company had authorized 15,000,000 shares of preferred stock, par value $.01, of which 7,000,000 shares had been designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6,602,865 shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions as defined by the Company's credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company's common stock at an initial conversion price of $6.06, which is subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 2, the outstanding shares of Series I Convertible Preferred Stock were converted into 21,075,645 shares of common stock in connection with the completion of the Company's initial public offering on April 23, 2002.

5 - EARNINGS PER SHARE


                                                        Three months ended                 Six months ended
                                                      July 1,        June 30,          July 1,        June 30,
                                                       2001            2002             2001            2002
                                                  -------------------------------- ---------------------------------
Numerator:
   Net income before preferred stock dividend         $1,875,505      $5,112,495       $3,732,737     $7,909,943
   Less preferred stock dividends                              -         640,597                -      3,098,792
                                                  -------------------------------- ---------------------------------
   Numerator for basic earnings per share
     available to common stockholders                 $1,875,505      $4,471,898       $3,732,737     $4,811,151
                                                  ================================ =================================

Effect of dilutive securities:
   Add back preferred stock dividend                           -         640,597                -      3,098,792
                                                  -------------------------------- ---------------------------------
   Numerator for dilutive earnings per share
     available to common stockholders                  1,875,505       5,112,495        3,732,737      7,909,943
                                                  ================================ =================================

5 - EARNINGS PER SHARE

                                                        Three months ended                 Six months ended
                                                      July 1,        June 30,          July 1,        June 30,
                                                       2001            2002             2001            2002
                                                  -------------------------------- ---------------------------------

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares                     7,731,614      24,481,398         7,731,614     12,253,973
   Effect of dilutive shares:
     Restricted common shares                          1,554,332               -         1,366,495              -
     Employee stock options                              326,935       1,528,127           253,013      1,351,879
     Warrants                                          2,243,852               -         2,183,836              -
     Convertible preferred stock                      16,979,224       3,917,461        16,979,224     12,342,284
                                                  -------------------------------- ---------------------------------
     Dilutive potential common shares                 21,104,343       5,445,588        20,782,568     13,694,163
                                                  -------------------------------- ---------------------------------
     Denominator for diluted earnings per
       share-adjusted weighted-average shares and
       assumed conversions                            28,835,957      29,926,986        28,514,182     25,948,136
                                                  ================================ =================================

   Basic earnings per share                       $          0.24$          0.18   $          0.48$          0.39
                                                  ================================ =================================

   Diluted earnings per share                     $          0.07$          0.17   $          0.13$          0.30
                                                  ================================ =================================

6 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, COMPREHENSIVE INCOME, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There are no other components of comprehensive income other than the Company's consolidated net income and the accumulated derivative gain during the three and six month periods ended June 30, 2002. The following table sets forth the computation of comprehensive income for the periods indicated:

                                                     Three months ended                  Six months ended
                                            ------------------------------------------------------------------------
                                                 July 1,           June 30,          July 1,          June 30,
                                                   2001              2002             2001              2002
                                            ------------------------------------------------------------------------

Net income                                       $1,875,505        $5,112,495        $3,732,737       $7,909,943
Other comprehensive income:
   Unrealized loss on derivative                          -          (313,455)                -         (131,384)
                                            ------------------------------------------------------------------------
Total comprehensive income                       $1,875,505        $4,799,040        $3,732,737       $7,778,559
                                            ========================================================================

7 - LONG TERM DEBT

On October 26, 2001, in connection with the recapitalization discussed in Note 3, the Company entered into a $120.0 million senior credit facility. The senior credit facility consists of (i) senior credit notes (Term A) in the amount of $40.0 million due in October 2006 bearing interest at a variable rate based on the Company's leverage ratio (as defined), with interest payable at least quarterly and principal payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million due in October 2007 bearing interest at a variable rate based on the Company's leverage ratio (as defined), with interest payable at least quarterly and principal payable quarterly commencing on March 31,, 2003; and (iii) up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate payable at least quarterly.

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

In connection with the Company's initial public offering completed April 23, 2002 and more fully described in Note 2, the Senior Unsecured Promissory Notes were redeemed in full in the amount of $62.9 million and the senior credit facility was repaid in the amount of approximately $93.4 million.

As of June 30, 2002, the Company has $15 million available under the revolving credit facility.

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

The Company adopted SFAS No. 142 as of December 31, 2001 and, accordingly, no longer amortizes goodwill. The Company completed the transitional impairment test of goodwill and intangible assets with an indefinite life during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or intangible assets with an indefinite life as of the transition date, December 31, 2001. The adoption of SFAS No. 142 reduced amortization expense by approximately $944,000 and $1,888,000 for the three and six months ended June 30, 2002, respectively.

The following pro forma information presents net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized, as if the adoption of SFAS No. 142 had occurred on January 1, 2001:

                                              Three months         Six months
                                                  ended               ended
                                               July 1, 2001        July 1, 2001
                                            ----------------     ---------------

          Net income                            $2,339,872         $4,745,566
          Basic net income per share            $     0.30         $     0.61
          Diluted net income per share          $     0.08         $     0.17

Acquired intangible assets subject to amortization all relate to non-compete agreements with a gross carrying value of $1,509,000 and related accumulated amortization of $294,808 as of June 30, 2002.

For the three and six months ended June 30, 2002, amortization expense for intangible assets was $58,404 and $116,808, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows:

2002.........................................             $  233,615
2003.........................................                233,615
2004.........................................                228,866
2005.........................................                214,615
2006.........................................                214,615
2007.........................................                205,674

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. Upon adoption of FASB 145 on December 30, 2002 the Company will be required to reclassify its extraordinary loss on early extinguishment of debt of $2,731,790 net of tax benefit of $1,648,184 related to the October 2001 recapitalization transaction into income from continuing operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not affect the Company's financial position or results of operations. In February 2002, the EITF issued Topic Number D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company has adopted Topic Number D-103 in its quarter ended June 30, 2002. The Company has historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of operations. In accordance with the transition guidance included in Topic Number D-103, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of Topic Number D-103 did not affect the Company's net income, financial position or cash flows. The reclassification did affect the presentation of certain revenue and cost of services rendered items contained within the Company's financial statements.

Service revenues for the three and six month period ended July 1, 2001 are presented as follows along with reimbursable expenses that have been reclassified from cost of services rendered to service revenues in accordance with Topic Number D-103:

                                                                         Three months    Six months ended
                                                                         ended July 1,       July 1,
                                                                             2001              2001
                                                                       ------------------------------------

         Service revenues (as historically presented)                       $81,165,893     $151,644,683
         Impact of Topic Number D-103                                         2,043,611        2,043,611
                                                                       ------------------------------------
         Service revenues (as currently presented)                          $83,209,504     $153,688,294
                                                                       ====================================

Cost of service revenues are presented as follows (in thousands):

                                                                         Three months    Six months ended
                                                                         ended July 1,       July 1,
                                                                             2001              2001
                                                                       ------------------------------------

         Cost of services rendered (as historically presented)              $60,362,584     $112,872,600
         Impact of Topic Number D-103                                         2,043,611        2,043,611
                                                                       ------------------------------------
                                                                       ------------------------------------
         Cost of services rendered (as currently presented)                 $62,406,195     $114,916,211
                                                                       ====================================

9 - SUBSEQUENT EVENTS

On July 3, 2002, the Company amended the terms of its senior credit facility (see note 7) and entered into a $25 million note with terms and rights identical to its previous Term A note. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes were paid off.

In July 2002, the Company acquired certain assets of three per diem nursing companies, STAT Medical Services, Inc., Medical Staffing Services, Inc. and Pro Med, Inc. for an aggregate cash purchase consideration of approximately $16 million.

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

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

                                                           Three months ended            Six months ended
                                                      -----------------------------------------------------------
                                                         July 1,        June 30,       July 1,       June 30,
                                                          2001            2002          2001           2002
                                                      -----------------------------------------------------------

Service revenues                                          100.0%          100.0%        100.0%         100.0%
Cost of services revenues                                  75.0            74.6          74.8           74.6
Gross profit                                               25.0            25.4          25.2           25.4
Selling, general and administrative expenses (1)           13.4            14.1          13.3           14.3
Corporate and administrative expenses                       2.0             1.5           2.0            1.5
EBITDA (2)                                                  9.6             9.8           9.9            9.6
Depreciation and amortization expenses                      1.7             0.9           1.7            0.8
Income from operations                                      7.9             8.9           8.2            8.8
Interest expense, net                                       4.2             1.4           4.2            2.6
Pre-tax income                                              3.7             7.5           4.0            6.2
Net income                                                  2.3             4.4           2.4            3.6


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED
TO THREE MONTHS ENDED JULY 1, 2001

SERVICE REVENUES. Our service revenues for the three months ended June 30, 2002 increased $32.3 million, or 39%, from $83.2 million for the three months ended July 1, 2001 to $115.5 million for the three months ended June 30, 2002. The majority of the increase in revenues for the three months ended June 30, 2002 was attributable to a $26.5 million, or 44%, increase in our per diem nurse staffing revenues from $59.9 million for the three months ended July 1, 2001 to $86.4 million for the three months ended June 30, 2002. Of this increase, $22.9 million, or 87%, was the result of year over year organic growth. The remaining increase of our per diem nurse staffing revenues of $3.5 million, or 13%, came from our 2001 acquisition.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $5.8 million, or 25%, from $23.3 million for the three months ended July 1, 2001 to $29.1 million for the three months ended June 30, 2002.

An increase in volume and a shift in mix towards higher billing specialties accounted for approximately 95% of our overall revenue growth for the three months ended June 30, 2002 as compared to revenue for the three months ended July 1, 2001, with the balance of the increase a result of price increases.

COST OF SERVICES RENDERED. Cost of services rendered increased $23.8 million, or 38%, from $62.4 million for the three months ended July 1, 2001 to $86.2 million for the three months ended June 30, 2002. The increase was attributable to the 39% increase in service revenues.

GROSS PROFIT. Gross profit increased $8.5 million, or 41%, from $20.8 million for the three months ended July 1, 2001 to $29.3 million for the three months ended June 30, 2002, representing gross margin percentages of 25.0% for the three months ended July 1, 2001 and 25.4% for the three months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.1 million, or 46%, from $11.1 million for the three months ended July 1, 2001 to $16.2 million for the three months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses increased from 13.4% for the three months ended July 1, 2001 to 14.1% for the three months ended June 30, 2002. This increase was due to the expenses required to establish the infrastructure for our de novo branches opened in 2001 and 2002.

CORPORATE AND ADMINISTRATIVE EXPENSES. Corporate and administrative expenses increased $0.1 million, or 4%, from $1.7 million for the three months ended July 1, 2001 to $1.8 million for the three months ended June 30, 2002. As a percentage of revenue, corporate and administrative expenses decreased from 2.0% for the three months ended July 1, 2001 to 1.5% for the three months ended June 30, 2002. The decrease as a percentage of revenue was a result of increased operating leverage.

EBITDA. As a result of the above, EBITDA increased $3.3 million, or 41% from $8.0 million for the three months ended July 1, 2001 to $11.3 million for the three months ended June 30, 2002. As a percentage of revenue, EBITDA increased from 9.6% for the three months ended July 1, 2001 to 9.8% for the three months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense decreased $0.4 million, or 28%, from $1.4 million for the three months ended July 1, 2001 to $1.0 million for the three months ended June 30, 2002. The decrease was due primarily to the adoption of FAS No. 142, Intangible Assets. Included in the $1.4 million for the three months ended July 1, 2001 was approximately $0.8 million of amortization not recorded in the current period as a result of the adoption of FAS No. 142. This decrease was offset by an increase in depreciation expense of approximately $0.4 million related to an increase in fixed assets.

INCOME FROM OPERATIONS. As a result of the above, income from operations increased $3.7 million, or 56%, from $6.6 million for the three months ended July 1, 2001 to $10.3 million for the three months ended June 30, 2002. As a percentage of revenue, income from operations was 7.9% for the three months ended July 1, 2001 and 8.9% for the three months ended June 30, 2002.

INTEREST EXPENSE, NET. Net interest expense decreased $1.9 million, or 53% from $3.5 million for the three months ended July 1, 2001 to $1.6 million for the three months ended June 30, 2002. The decrease is primarily the result of a lower average outstanding debt balance due to the use of the proceeds from our initial public offering to pay down outstanding debt.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $5.6 million, or 177%, from $3.1 million for the three months ended July 1, 2001 to $8.7 million for the three months ended June 30, 2002.

PROVISION FOR INCOME TAXES. Our provision for income taxes was $1.3 million for the three months ended July 1, 2001 and $3.6 million for the three months ended June 30, 2002 representing effective tax rates of 40% for the three months ended July 1, 2001 and 41% for the three months ended June 30, 2002.

NET INCOME. Net income increased $3.2 million, or 173%, from net income of $1.9 million for the three months ended July 1, 2001 to $5.1 million for the three months ended June 30, 2002.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JULY 1, 2001

SERVICE REVENUES. Our service revenues for the six months ended June 30, 2002 increased $65.0 million, or 42%, from $153.7 million for the six months ended July 1, 2001 to $218.7 million for the six months ended June 30, 2002. The majority of the increase in revenues for the six months ended June 30, 2002 was attributable to a $53.2 million, or 47%, increase in our per diem nurse staffing revenues from $112.3 million for the six months ended July 1, 2001 to $165.5 million for the six months ended June 30, 2002. Of this increase, $45.6 million, or 86%, was the result of year over year organic growth. The remaining increase of our per diem nurse staffing revenues of $7.7 million, or 14%, came from our 2001 acquisition.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $11.8 million, or 29%, from $41.4 million for the six months ended July 1, 2001 to $53.2 million for the six months ended June 30, 2002.

An increase in volume and a shift in mix towards higher billing specialties accounted for approximately 94% of our overall revenue growth for the six months ended June 30, 2002 as compared to revenue for the six months ended July 1, 2001, with the balance of the increase a result of price increases.

COST OF SERVICES RENDERED. Cost of services rendered increased $48.2 million, or 42%, from $114.9 million for the six months ended July 1, 2001 to $163.1 million for the six months ended June 30, 2002. The increase was attributable to the 42% increase in service revenues.

GROSS PROFIT. Gross profit increased $16.8 million, or 43%, from $38.8 million for the six months ended July 1, 2001 to $55.6 million for the six months ended June 30, 2002, representing gross margin percentages of 25.2% for the six months ended July 1, 2001 and 25.4% for the six months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.9 million, or 53%, from $20.4 million for the six months ended July 1, 2001 to $31.3 million for the six months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses increased from 13.3% for the six months ended July 1, 2001 to 14.3% for the six months ended June 30, 2002. This increase was due to the expenses required to establish the infrastructure for our de novo branches opened in 2001 and 2002.

CORPORATE AND ADMINISTRATIVE EXPENSES. Corporate and administrative expenses increased $0.3 million, or 11%, from $3.1 million for the six months ended July 1, 2001 to $3.4 million for the six months ended June 30, 2002. As a percentage of revenue, corporate and administrative expenses decreased from 2.0% for the six months ended July 1, 2001 to 1.5% for the six months ended June 30, 2002. The decrease as a percentage of revenue was a result of increased operating leverage.

EBITDA. As a result of the above, EBITDA increased $5.7 million, or 37% from $15.2 million for the six months ended July 1, 2001 to $20.9 million for the six months ended June 30, 2002. As a percentage of revenue, EBITDA decreased from 9.9% for the six months ended July 1, 2001 to 9.6% for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense decreased $0.8 million, or 30%, from $2.6 million for the six months ended July 1, 2001 to $1.8 million for the six months ended June 30, 2002. The decrease was due primarily to the adoption of FAS No. 142, Goodwill and Other Intangible Assets. Included in the $2.6 million for the six months ended July 1, 2001 was approximately $1.5 million of amortization not recorded in the current period as a result of the adoption of FAS No. 142. This decrease was offset by an increase in depreciation expense of approximately $0.7 million related to an increase in fixed assets.

INCOME FROM OPERATIONS. As a result of the above, income from operations increased $6.5 million, or 51%, from $12.6 million for the six months ended July 1, 2001 to $19.1 million for the six months ended June 30, 2002. As a percentage of revenue, income from operations was 8.2% for the six months ended July 1, 2001 and 8.7% for the six months ended June 30, 2002.

INTEREST EXPENSE, NET. Net interest expense decreased $0.7 million, or 11% from $6.4 million for the six months ended July 1, 2001 to $5.7 million for the six months ended June 30, 2002. The decrease is primarily the result of a lower average outstanding debt balance due to the use of the proceeds from our initial public offering to pay down outstanding debt.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $7.2 million, or 116%, from $6.2 million for the six months ended July 1, 2001 to $13.4 million for the six months ended June 30, 2002.

PROVISION FOR INCOME TAXES. Our provision for income taxes was $2.5 million for the six months ended July 1, 2001 and $5.5 million for the six months ended June 30, 2002 representing effective tax rates of 40% for the six months ended July 1, 2001 and 41% for the six months ended June 30, 2002.

NET INCOME. Net income increased $4.2 million, or 112%, from net income of $3.7 million for the six months ended July 1, 2001 to $7.9 million for the six months ended June 30, 2002.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements:

   o We have recorded goodwill and other intangibles resulting from our acquisitions through June 30, 2002. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time as an impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

As of June 30, 2002, we had cash totaling approximately $0.1 million, working capital totaling $62.1 million and unused availability under our revolving credit facility totaling $15.0 million. We used $1.1 million of cash from operating activities during the six months ended June 30, 2002 compared to cash use of $1,153 from operating activities during the six months ended July 1, 2001.

Cash flows from operating activities was positively impacted during the six months ended June 30, 2002 due to improvements in earnings before non-cash expenses and was negatively impacted due to cash required to fund our de novo program. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

As of June 30, 2002 our senior credit facility consists of a $100.0 million term loan arrangement and allows us to borrow up to an additional $20.0 million under a revolving line of credit. The term loan bears interest at variable effective interest rates with a weighted average interest rate of 5.8% as of June 30, 2002, and is due in quarterly installments beginning June 30, 2003 through its maturity in October 2006 for tranche A in the amount of $40 million and October 2007 for tranche B in the amount of $60 million. Our senior credit facility is collateralized by substantially all of our assets and requires us to comply with various quarterly financial covenants, including covenants for ratios of leverage and fixed charges to EBITDA.

As of June 30, 2002, there was $11.0 million outstanding under our senior credit facility. As of June 30, 2002, the weighted average interest rate for the loans under our senior credit facility was approximately 5.8 %.

As the borrower under the senior credit facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $250,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary's ability to distribute cash to us will limit our ability to obtain and service any additional debt at the holding company level. In addition, our subsidiary is subject to restrictions under the senior credit facility against incurring additional indebtedness.

Our senior unsecured notes bore interest compounding quarterly at a rate of 12% per annum and were due in October 2009. Interest was payable in full on the maturity date. The senior unsecured notes were subordinated to amounts due under the senior credit facility.


We used a portion of the proceeds of our initial public offering to redeem the senior unsecured notes in full in the amount of approximately $62.9 million and to repay approximately $93.4 million of our loans under the senior credit facility, leaving an outstanding balance on our senior credit facility of $11.0 million.

We believe that our current cash balances, together with our existing credit lines and other available sources of liquidity and expected cash flows from our operating activities, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next 12 months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On June 30, 2002, we had borrowings of $11.0 million under our senior credit facility that were subject its variable rates, with a blended rate of 5.8%. As of June 30, 2002, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.1 million on an annual basis after considering the effect of the interest rate swap described below. During the six months ended June 30, 2002, we were party to an interest rate swap agreement with a notional amount of $50 million. Under the swap agreement, the net settlement was computed on a quarterly basis as the difference between the 90-day LIBOR and the fixed rate of 4.34%. This resulted in a fixed interest rate on $50 million of borrowings under our credit facility at 4.34% effective December 24, 2001, plus the applicable margin. The swap agreement was terminated on May 9, 2002 for approximately $460,000. In addition, during the six months ended June 30, 2002, there was exposure to market risk associated with our senior unsecured notes which bore interest at a fixed rate. The carrying amount of the senior unsecured notes approximated fair value as the terms of the debt were based on similar terms, maturities, and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. Our senior unsecured notes were redeemed in full with proceeds from our initial public offering.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) Pursuant to a Registration Statement on Form S-1 (File No. 333-82438) declared effective by the Securities and Exchange Commission on April 17, 2002, the Company sold an aggregate of 8,984,375 shares of Common Stock (including 1,171,875 shares from the exercise of the over-allotment option), par value $.01 per share. The offering was completed on April 23, 2002 and all shares registered in such offering were sold. The shares of Common Stock were offered to the public at a price of $19.00 per share for an aggregate public offering price of $170.7 million. The expenses incurred by the Company in connection with the issuance and distribution of such shares were approximately $15.7 million. None of such expenses were paid to directors or officers of the Company or their associates or to persons owning 10% or more of the Common Stock of the Company. The net offering proceeds to the Company were approximately $156.3 million. The net proceeds were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and $93.4 million of the Company's outstanding term loans under the senior credit facility.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated April 12, 2002, the stockholders of the company approved amendments to the Company's certificate of incorporation and bylaws in connection with the Company's initial public offering and amendments to the Company's Stock Incentive Plan and Amended and Restated Stock Option Plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oaxley Act of 2002.

         99.2 Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oaxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDICAL STAFFING
                                        NETWORK HOLDINGS, INC.


Dated: August 13, 2002                  By:  /s/ Robert J. Adamson
                                           --------------------------
                                           Chief Executive Officer and President


                                        By:  /s/ Kevin S. Little
                                           --------------------------
                                           Chief Financial Officer