Form 10-Q
period 2002-09-29
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2002-11-13
CIK 1163958

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 001-31299

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                     65-0865171
   (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                                 901 Yamato Road
                                    Suite 110
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 226-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of each class of the issuer's common stock, as of November 11, 2002:

            30,091,045 shares Common Stock, par value $0.01 par value

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed  Consolidated  Balance Sheets - December
          30, 2001 and September 29, 2002 (Unaudited)...............       3

         Condensed Consolidated  Statements of Income - for
          the Three Months and Nine Months Ended  September
          30,  2001  (Unaudited)  and  September  29,  2002
          (Unaudited)...............................................       4

         Condensed Consolidated  Statements of Cash Flows -
          for the Nine  Months  Ended  September  30,  2001
          (Unaudited) and September 29, 2002 (Unaudited)............       5

         Notes   to   Condensed    Consolidated   Financial
          Statements - September 29, 2002 (Unaudited)...............       6

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................      16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..      26

ITEM 4.  CONTROLS AND PROCEDURES....................................      26

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................      27

SIGNATURES..........................................................      28

CERTIFICATIONS......................................................      29


                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    December 30,   September 29,
                                                        2001           2002
                                                    ---------------------------
                                                                    (Unaudited)
Assets
Current assets:
  Cash                                              $11,253,199     $ 2,338,982
  Accounts receivable, net of allowance for
    doubtful accounts of $2,181,767 and $2,756,897
    at December 30, 2001 and September 29, 2002,
    respectively                                     65,190,898      85,350,246
  Prepaid expenses                                    5,032,378       2,167,220
  Other current assets                                1,014,641       1,622,444
                                                   ----------------------------
Total current assets                                 82,491,116      91,478,892

Furniture and equipment, net                          7,315,574      11,129,007
Goodwill and other intangible assets, net of
  accumulated amortization of $8,723,481 and
  $8,935,776 at December 30, 2001 and
  September 29, 2002, respectively                   68,289,316      93,568,021
Other assets                                          3,923,288       3,902,378
                                                   ----------------------------
Total assets                                       $162,019,294    $200,078,298
                                                   ============================

Liabilities, redeemable preferred stock and
  stockholders' (deficit) equity
Current liabilities:
  Accounts payable                                  $ 5,271,571      $3,059,889
  Accrued payroll and related liabilities             8,948,662       8,989,286
  Other current liabilities                           3,186,974       3,156,667
  Current portion of long-term debt                  10,034,721       1,687,500
  Current portion of capital lease obligations          329,922         980,870
                                                   ----------------------------
Total current liabilities                            27,771,850      17,874,212

  Long-term debt, net of current portion            105,000,000      40,312,500
  Senior subordinated debt to related
   parties                                           59,319,327               -
  Capital lease obligations, net of
   current portion                                      661,096       1,383,251
  Other liabilities                                   2,371,960       3,475,846
                                                   ----------------------------
Total liabilities                                   195,124,233      63,045,809

Commitments and contingencies

Redeemable preferred stock                          124,616,794               -

Common stockholders' (deficit) equity:
  Common stock, $.01 par value, 75,000,000
   authorized: 26,547 and 30,091,045 issued and
   outstanding at December 30, 2001 and
   September 29, 2002, respectively                         265         300,910
  Additional paid-in-capital                                  -     283,703,397
  Promissory notes due for purchases of common
   stock                                             (4,550,877)     (4,550,877)
  Accumulated other comprehensive loss, net of
   tax                                                        -        (118,246)
  Accumulated deficit                              (153,171,121)   (142,302,695)
                                                   ----------------------------
Total common stockholders' (deficit) equity        (157,721,733)    137,032,489
                                                   ----------------------------
Total liabilities, redeemable preferred stock,
  and common stockholders' (deficit) equity        $162,019,294    $200,078,298
                                                   ============================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MEDICAL STAFFING NETWORK HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                 Three months ended             Nine months ended
                             September 30,  September 29,  September 30,  September 29,
                                 2001          2002            2001           2002


Service revenues             $94,344,433   $127,520,926   $248,032,727   $346,261,249

Cost of services rendered     70,661,655     95,550,157    185,577,866    258,659,868
                              -------------------------  ----------------------------
Gross profit                  23,682,778     31,970,769     62,454,861     87,601,381

Operating expenses:
  Selling, general and
   administrative             12,796,931     16,539,706     32,576,959     46,420,180
  Provision for doubtful
   accounts                      586,101      1,115,422      1,235,063      2,506,013
Corporate general and
 administrative                1,744,079      1,972,771      4,844,160      5,420,019
Recapitalization
   transaction fee               319,652              -        319,652              -
  Depreciation                   563,511      1,172,718      1,494,612      2,899,945
  Amortization                   944,282         95,488      2,650,771        212,296
                              -------------------------  ----------------------------
  Income from operations       6,728,222     11,074,664     19,333,644     30,142,928

Interest expense, net          3,521,017        808,389      9,905,210      6,467,210
                              -------------------------  ----------------------------
  Income before provision
   for income taxes            3,207,205     10,266,275      9,428,434     23,675,718
Provision for income taxes     1,282,882      4,209,000      3,771,374      9,708,500
                              -------------------------  ----------------------------
Net income                     1,924,323      6,057,275      5,657,060     13,967,218

Deduct required dividends
  on convertible preferred
  stock                                -              -              -      3,098,792
Income available to common
  stockholders                $1,924,323     $6,057,275     $5,657,060    $10,868,426
                              =======================================================

Earnings per share:
  Basic earnings per share      $   0.25     $     0.20     $     0.73    $      0.60
                              =======================================================
  Diluted earnings per
    share                       $   0.07     $     0.19      $    0.20    $      0.50
                              =======================================================

Weighted average number of
  common shares outstanding:
    Basic                      7,731,614     30,090,343      7,731,614     18,199,429
    Diluted                   29,215,916     31,402,107     28,720,704     27,766,225

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MEDICAL STAFFING NETWORK HOLDINGS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                        Nine months ended
                                                   September 30,   September 29,
                                                       2001            2002
                                                  ------------------------------
Operating activities
Net income                                        $  5,657,060    $ 13,967,218
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                      4,145,383       3,112,241
  Accretion of put warrants                          3,800,000               -
  Amortization of debt issuance costs                  683,805         601,668
  Deferred income taxes                                120,864       1,518,797
  Provision for doubtful accounts                    1,235,063       2,506,013
  Loss on derivative instrument                              -         350,876
  Changes in operating assets and liabilities:
   Accounts receivable                             (21,591,927)    (20,845,938)
   Prepaid expenses and other current assets        (1,515,883)        671,894
   Other assets                                       (167,185)       (514,180)
   Accounts payable                                    631,778      (2,817,827)
   Accrued payroll and related liabilities           5,900,093          40,624
   Other current liabilities                           370,212      (1,262,400)
   Other liabilities                                   192,617         995,300
                                                  -----------------------------
Net cash used in operating activities                 (538,120)     (1,675,714)

Investing activities
Cash paid for acquisitions, net of cash
   acquired                                         (9,769,750)    (26,278,012)
Purchases of furniture and equipment, net           (1,981,681)     (2,747,281)
Capitalized internal software costs                   (877,832)     (1,506,685)
                                                  -----------------------------
Net cash used in investing activities              (12,629,263)    (30,531,978)

Financing activities
Net proceeds from issuance of common stock                   -     156,279,090
Exercise of stock options                                    -           9,366
Principal payments under capital lease
   obligations                                        (130,520)       (640,933)
Payment of debt issuance costs                               -        (356,801)
Net borrowings (payments) on outstanding debt       13,459,732    (131,997,247)
                                                  -----------------------------
Net cash provided by financing activities           13,329,212      23,293,475
Net increase (decrease) in cash                        161,829      (8,914,217)
                                                  -----------------------------
Cash at beginning of period                            204,915      11,253,199
                                                  =============================
Cash at end of period                             $    366,744    $  2,338,982

Supplemental disclosure of noncash investing
  and financing activities                        =============================
Purchases of equipment through capital leases     $    323,004    $  1,976,422

Supplemental disclosures of cash flow
  information                                     =============================
Interest paid                                     $  5,246,377    $  4,070,933
                                                  =============================

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Medical Staffing Network Holdings, Inc. (or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ended December 29, 2002.

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

2 - STOCKHOLDERS EQUITY

On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company's authorized shares of common stock to 75,000,000 shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company's initial public offering. The financial statements have been restated to give retroactive recognition to the stock split in the prior periods, including all references in the condensed consolidated financial statements to number of shares and per share amounts.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


3 - RECAPITALIZATION OF THE COMPANY

On October 26, 2001, as contemplated by (i) an Agreement dated as of August 20, 2001, as amended on October 26, 2001 (the "Recapitalization Agreement"), by and among Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership ("Warburg Pincus"), MSN Acquisition Corp., a wholly owned subsidiary of Warburg Pincus, and the Company, and (ii) a Voting, Sale and Retention Agreement, dated as of August 20, 2001, as amended October 26, 2001 (the "Stockholders Agreement"), by and among Warburg Pincus, the Company and MSN Acquisition Corp., a recapitalization of the Company was completed.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


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

5 - EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase stock, restricted common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Certain shares of common stock that are issuable upon the exercise of options have been excluded from the EPS calculation because their effect would have been anti-dilutive.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)

The table sets forth, for the period indicated, the computation of basic and diluted EPS:




                                    Three months ended             Nine months ended
                               September 30,  September 29,   September 30,  September 29,
                                    2001           2002           2001            2002
                               ----------------------------   ----------------------------

Numerator:
  Net income before preferred
   stock dividends              $ 1,924,323   $ 6,057,275      $ 5,657,060    $13,967,218

  Less preferred stock
   dividends                              -             -                -      3,098,792
                               ----------------------------   ----------------------------
  Numerator for basic
   earnings per share
   available to common
   stockholders                 $ 1,924,323    $ 6,057,275     $ 5,657,060    $10,868,426
                               ============================   ============================

Effect of dilutive securities:
  Add back preferred stock
   dividends                              -              -               -      3,098,792
                               ----------------------------   ----------------------------
  Numerator for dilutive
   earnings per share
   available to common
   stockholders                 $ 1,924,323    $ 6,057,275     $ 5,657,060    $13,967,218
                               ============================   ============================


                                    Three months ended             Nine months ended
                               September 30,  September 29,   September 30,  September 29,
                                    2001           2002           2001            2002
                               ----------------------------   ----------------------------

Denominator:
  Denominator for basic
   earnings per share-
   weighted-average shares        7,731,614     30,090,343       7,731,614     18,199,429
  Effect of dilutive shares:
    Restricted common shares      1,803,804              -       1,484,876              -
    Employee stock options          393,658      1,311,764         299,894      1,338,606
    Warrants                      2,307,616              -       2,225,096              -
    Convertible preferred
      stock                      16,979,224              -      16,979,224      8,228,190
                                ---------------------------   ----------------------------
    Dilutive potential common
     shares                      21,484,302      1,311,764      20,989,090      9,566,796
                                ---------------------------   ----------------------------
    Denominator for diluted
     earnings per
     share-adjusted
     weighted-average shares
     and assumed conversions     29,215,916     31,402,107      28,720,704     27,766,225
                                ===========================   ===========================

  Basic earnings per share       $     0.25     $     0.20      $     0.73     $     0.60
                                ===========================   ===========================

  Diluted earnings per share     $     0.07     $     0.19      $     0.20     $     0.50
                                ===========================   ===========================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


6 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, COMPREHENSIVE INCOME, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There are no other components of comprehensive income other than the Company's consolidated net income and accumulated unrealized gain (loss) on the derivative instrument during the three and nine month periods ended September 29, 2002. The following table sets forth the computation of comprehensive income for the periods indicated:

                                      Three months ended   Nine months ended
                                     ------------------------------------------
                               September    September    September   September
                               30, 2001     29, 2002     30, 2001    29, 2002
                               ------------------------------------------------

Net income                    $1,924,323    $6,057,275  $5,657,060  $13,967,218
Other comprehensive income:
  Unrealized gain/(loss) on
  derivative, net of tax               -        13,138           -     (118,246)
                              -------------------------------------------------
Total comprehensive income    $1,924,323    $6,070,413  $5,657,060  $13,848,972
                              =================================================

7 - LONG TERM DEBT

On October 26, 2001, in connection with the recapitalization discussed in Note 3, the Company entered into a $120.0 million senior credit facility. The senior credit facility consisted of (i) senior credit notes (Term A) in the amount of $40.0 million due in October 2006 bearing interest at a variable rate based on the Company's leverage ratio (as defined), with interest payable at least quarterly and principal payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million due in October 2007 bearing interest at a variable rate based on the Company's leverage ratio (as defined), with interest payable at least quarterly and principal payable quarterly commencing on March 31, 2003; and (iii) up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate payable at least quarterly.

The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limit the payment of dividends and restrict additional indebtedness and obligations, and require maintenance of certain financial ratios.

Also, in connection with the recapitalization, the Company issued Senior Unsecured Promissory Notes ("Senior Unsecured Notes") to the Investor Group and the previous stockholders (including officers) in the amount of approximating $59.3 million. The Senior Unsecured Notes bore interest at 12% per annum compounding quarterly, with principal and interest due in October 2009. The holders of the Senior Unsecured Notes had the right to require the Company

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


to redeem the Senior Unsecured Notes upon the consummation of (i) an underwritten public offering or (ii) a Change of Control (as defined).

In connection with the Company's initial public offering completed April 23, 2002 as more fully described in Note 2, the Senior Unsecured Notes were redeemed in full in the amount of $62.9 million and the senior credit facility was repaid in the amount of approximately $93.4 million.

On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25 million note with terms and rights identical to its previous Term A note. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes were paid off.

As of September 29, 2002, the Company has $3 million available under the revolving credit facility.

8 - AQUISITIONS

In July 2002, the Company acquired certain assets of three per diem nursing companies, STAT Medical Services, Inc., Medical Staffing Services, Inc. and Pro Med, Inc. for an aggregate cash purchase consideration of approximately $16 million. Approximately $14 million was allocated to goodwill, which is not subject to amortization under the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, as more fully described in Note 9. All three acquisitions were accounted for in accordance with FASB Statement No. 141 and, accordingly, their results of operations have been included in the condensed consolidated statement of income beginning from their respective dates of acquisition.

In August 2002, the Company acquired certain assets of Pharmstaff, Ltd., a provider of temporary pharmacists and pharmacy technicians to hospitals and other facilities, for an aggregate cash purchase consideration of approximately $9 million. Approximately $8.5 million was allocated to goodwill, which is not subject to amortization under the provisions of FASB Statement No. 142. The acquisition was accounted for in accordance with FASB Statement No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of income from its date of acquisition.

9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and other intangibles determined to have an infinite life are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an infinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


9 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The Company adopted SFAS No. 142 as of December 31, 2001 and, accordingly, no longer amortizes goodwill. The Company completed the transitional impairment test of goodwill and intangible assets with an indefinite life during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or intangible assets with an indefinite life as of the transition date, December 31, 2001. The adoption of SFAS No. 142 reduced amortization expense by approximately $850,000 and $2,440,000 for the three and nine months ended September 29, 2002, respectively.

The following pro forma information presents net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized, as if the adoption of SFAS No. 142 had occurred on January 1, 2001:

                                              Three months  Nine months
                                                  ended        ended
                                                September    September
                                                30, 2001      30, 2001
                                              ------------  -------------

       Net income                             $ 2,434,323    $7,121,060
       Basic net income per share             $      0.31    $     0.92
       Diluted net income per share           $      0.08    $     0.25

Acquired intangible assets subject to amortization all relate to non-compete agreements with a gross carrying value of $2,399,000 and related accumulated amortization of $390,295 as of September 29, 2002.

For the three and nine months ended September 29, 2002, amortization expense for intangible assets was $95,488 and $212,296, respectively. The estimated annual amortization expense for intangible assets for the current and next five fiscal years is as follows:

     2002................................................... $  307,782
     2003...................................................    381,949
     2004...................................................    377,199
     2005...................................................    362,949
     2006...................................................    362,949
     2007...................................................    354,006

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


9 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30 (APB No. 30), Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS No. 144 on December 31, 2001. The adoption did not affect the Company's financial position or results of operations for the periods presented.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30, will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. Upon adoption of SFAS No. 145 on December 30, 2002 the Company will be required to reclassify its extraordinary loss on early extinguishment of debt of $2,731,790 net of tax benefit of $1,648,184 related to the October 2001 recapitalization transaction into income from continuing operations.

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

In February 2002, the EITF issued Topic Number D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company has adopted Topic Number D-103 in its

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


9 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

quarter ended June 30, 2002. The Company has historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. In accordance with the transition guidance included in Topic Number D-103, the Company's adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of Topic Number D-103 did not affect the Company's net income, financial position or cash flows. The reclassification did affect the presentation of certain revenue and cost of services rendered items contained within the Company's financial statements.

Service revenues for the three and nine month period ended September 30, 2001 are presented as follows along with reimbursable expenses that have been reclassified from cost of services rendered to service revenues in accordance with Topic Number D-103:

                                               Three months     Nine months
                                                   ended          ended
                                               September 30,   September 30,
                                                   2001            2001
                                               -----------------------------

      Service revenues (as historically
      presented)                               $93,005,062     $244,649,745
      Impact of Topic Number D-103               1,339,371        3,382,982
                                               -----------------------------
      Service revenues (as currently
        presented)                             $94,344,433     $248,032,727
                                               =============================

Cost of service revenues are presented as follows:

                                               Three months     Nine months
                                                   ended          ended
                                               September 30,   September 30,
                                                   2001            2001
                                               -----------------------------

      Cost of services rendered (as
        historically presented)                $69,322,284     $182,194,884
      Impact of Topic Number D-103               1,339,371        3,382,982
                                               -----------------------------
      Cost of services rendered (as
        currently presented                    $70,661,655     $185,577,866
                                               ============================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 2002

                                   (UNAUDITED)


10 - SUBSEQUENT EVENTS

On October 3, 2002, the Company amended the terms of its senior credit facility (see Note 7) and entered into a $65 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20 million to $15 million. Upon execution of the amendment, the Company had fully drawn the new $65 million Term A note and had no outstanding balance on the $15 million revolving loan.

In October 2002, the Company acquired certain assets of three healthcare staffing companies, B&G Registry, Inc., Health Search International, Inc. and Clinical Resource Services, Inc., for an aggregate cash purchase consideration of approximately $22 million.

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

The Company's condensed consolidated financial statements present a consolidation of all its operations. This discussion supplements the detailed information presented in the condensed consolidated financial statements and notes thereto (which should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Registration Statement on Form S-1, File No. 333-82438), and is intended to assist the reader in understanding the financial results and condition of the Company.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

                                     Three months ended   Nine months ended
                                    -------------------------------------------
                                    Sept. 30,   Sept.29,   Sept. 30,   Sept.29,
                                      2001        2002        2001      2002
                                    -------------------------------------------

Service revenues                      100.0%     100.0%     100.0%     100.0%
Cost of services rendered              74.9       74.9       74.8       74.7
Gross profit                           25.1       25.1       25.2       25.3
Selling, general and administrative
expenses (1)                           14.2       13.8       13.6       14.1
Corporate and administrative expenses  1.8        1.5        2.0        1.6
EBITDA (2)                             9.1        9.7        9.6        9.6
Depreciation and amortization
expenses                               1.6        1.0        1.7        0.9
Recapitalization transaction fees      0.4        0.0        0.1        0.0
Income from operations                 7.1        8.7        7.8        8.7
Interest expense, net                  3.7        0.6        4.0        1.9

Pre-tax income                         3.4        8.1        3.8        6.8
Net income                             2.0        4.8        2.3        4.0

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

SERVICE REVENUES. Our service revenues for the three months ended September 29, 2002 increased $33.2 million, or 35%, from $94.3 million for the three months ended September 30, 2001 to $127.5 million for the three months ended September 29, 2002. The majority of the increase in revenues for the three months ended September 29, 2002 was attributable to a $28.6 million, or 41%, increase in our per diem nurse staffing revenues from $70.3 million for the three months ended September 30, 2001 to $98.9 million for the three months ended September 29, 2002. Of this increase, $22.9 million, or 80%, was the result of year over year organic growth. The remaining increase of our per diem nurse staffing revenues of $5.7 million, or 20%, came from our 2002 per diem nursing acquisitions.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $4.6 million, or 19%, from $24.0 million for the three months ended September 30, 2001 to $28.6 million for the three months ended September 29, 2002. Of this increase, $4.3 million, or 93%, was the result of year over year organic growth. The remaining increase in revenues from our staffing divisions other than the per diem nurse staffing division came from our 2002 acquisition of Pharmstaff, Ltd.

An increase in volume and a shift in mix towards higher billing specialties accounted for approximately 95% of our overall revenue growth for the three months ended September 29, 2002 as compared to revenue for the three months ended September 30, 2001, with the balance of the increase a result of price increases.

COST OF SERVICES RENDERED. Cost of services rendered increased $24.9 million, or 35%, from $70.6 million for the three months ended September 30, 2001 to $95.5 million for the three months ended September 29, 2002. The increase was attributable to the 35% increase in service revenues.

GROSS PROFIT. Gross profit increased $8.3 million, or 35%, from $23.7 million for the three months ended September 30, 2001 to $32.0 million for the three months ended September 29, 2002, representing gross margin percentages of 25.1% for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.3 million, or 32%, from $13.4 million for the three months ended September 30, 2001 to $17.7 million for the three months ended September 29, 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 14.2% for the three months ended September 30, 2001 to 13.8% for the three months ended September 29, 2002. The decrease is primarily the result of the continued growth and maturation of our de novo offices opened in the past two years which allows for increased leverage of overhead costs.

CORPORATE AND ADMINISTRATIVE EXPENSES. Corporate and administrative expenses increased $0.3 million, or 13%, from $1.7 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 29, 2002. As a percentage of revenue, corporate and administrative expenses decreased from 1.8% for the three months ended September 30, 2001 to 1.5% for the three months ended September 29, 2002. The decrease as a percentage of revenue was a result of increased operating leverage.

RECAPITALIZATION TRANSACTION FEES. The Company incurred $0.3 million of non-recurring fees in the three months ended September 30, 2001 related to the recapitalization of the Company in 2001.

EBITDA. As a result of the above, EBITDA increased $3.8 million, or 44% from $8.5 million for the three months ended September 30, 2001 to $12.3 million for the three months ended September 29, 2002. As a percentage of revenue, EBITDA increased from 9.1% for the three months ended September 30, 2001 to 9.7% for the three months ended September 29, 2002.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense decreased $0.2 million, or 16%, from $1.5 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 29, 2002. The decrease was due to the adoption of FAS No. 142, Goodwill and Other Intangible Assets. Included in the $1.5 million for the three months ended September 30, 2001 was approximately $0.8 million of amortization not recorded in the current period as a result of the adoption of FAS No. 142. This decrease was offset by an increase in depreciation expense of approximately $0.6 million related to an increase in fixed assets.

INCOME FROM OPERATIONS. As a result of the above, income from operations increased $4.4 million, or 65%, from $6.7 million for the three months ended September 30, 2001 to $11.1 million for the three months ended September 29, 2002. As a percentage of revenue, income from operations was 7.1% for the three months ended September 30, 2001 and 8.7% for the three months ended September 29, 2002.

INTEREST EXPENSE, NET. Net interest expense decreased $2.7 million, or 77% from $3.5 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 29, 2002. The decrease is primarily the result of a lower average outstanding debt balance due to the use of the proceeds from our initial public offering to pay down outstanding debt.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $7.1 million, or 220%, from $3.2 million for the three months ended September 30, 2001 to $10.3 million for the three months ended September 29, 2002.

PROVISION FOR INCOME TAXES. Our provision for income taxes was $1.3 million for the three months ended September 30, 2001 and $4.2 million for the three months ended September 29, 2002 representing effective tax rates of 40% for the three months ended September 30, 2001 and 41% for the three months ended September 29, 2002.

NET INCOME. Net income increased $4.2 million, or 215%, from net income of $1.9 million for the three months ended September 30, 2001 to $6.1 million for the three months ended September 30, 2002.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

SERVICE REVENUES. Our service revenues for the nine months ended September 29, 2002 increased $98.3 million, or 40%, from $248.0 million for the nine months ended September 30, 2001 to $346.3 million for the nine months ended September 29, 2002. The majority of the increase in revenues for the nine months ended September 29, 2002 was attributable to a $81.8 million, or 45%, increase in our per diem nurse staffing revenues from $182.6 million for the nine months ended September 30, 2001 to $264.4 million for the nine months ended September 29, 2002. Of this increase, $67.9 million, or 83%, was the result of year over year organic growth. The remaining increase of our per diem nurse staffing revenues of $13.9 million, or 17%, came from our 2001 and 2002 per diem nursing acquisitions.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $16.4 million, or 20%, from $65.4 million for the nine months ended September 30, 2001 to $81.8 million for the nine months ended September 29, 2002. Of this increase, $16.1 million, or 98%, was the result of year over year organic growth. The remaining increase in revenues from our staffing divisions other than the per diem nurse staffing division came from our 2002 acquisition of Pharmstaff, Ltd.

An increase in volume and a shift in mix towards higher billing specialties accounted for approximately 94% of our overall revenue growth for the nine months ended September 29, 2002 as compared to revenue for the nine months ended September 30, 2001, with the balance of the increase a result of price increases.

COST OF SERVICES RENDERED. Cost of services rendered increased $73.1 million, or 39%, from $185.6 million for the nine months ended September 30, 2001 to $258.7 million for the nine months ended September 29, 2002. The increase was attributable to the 40% increase in service revenues.

GROSS PROFIT. Gross profit increased $25.1 million, or 40%, from $62.5 million for the nine months ended September 30, 2001 to $87.6 million for the nine months ended September 29, 2002, representing gross margin percentages of 25.2% for the nine months ended September 30, 2001 and 25.3% for the nine months ended September 29, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $15.1 million, or 45%, from $33.8 million for the nine months ended September 30, 2001 to $48.9 million for the nine months ended September 29, 2002. As a percentage of revenue, selling, general and administrative expenses increased from 13.6% for the nine months ended September 30, 2001 to 14.1% for the nine months ended September 29, 2002. This increase was due to the expenses required to establish the infrastructure for our de novo branches opened in 2001 and 2002.

CORPORATE AND ADMINISTRATIVE EXPENSES. Corporate and administrative expenses increased $0.5 million, or 12%, from $4.9 million for the nine months ended September 30, 2001 to $5.4 million for the nine months ended September 29, 2002. As a percentage of revenue, corporate and administrative expenses decreased from 2.0% for the nine months ended September 30, 2001 to 1.6% for the nine months ended September 29, 2002. The decrease as a percentage of revenue was a result of increased operating leverage.

RECAPITALIZATION TRANSACTION FEES. The Company incurred $0.3 million of non-recurring fees in the nine months ended September 30, 2001 related to the recapitalization of the Company in 2001.

EBITDA. As a result of the above, EBITDA increased $9.5 million, or 40% from $23.8 million for the nine months ended September 30, 2001 to $33.3 million for the nine months ended September 29, 2002. As a percentage of revenue, EBITDA was 9.6% for both periods.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense decreased $1.0 million, or 25%, from $4.1 million for the nine months ended September 30, 2001 to $3.1 million for the nine months ended September 29, 2002. The decrease was due primarily to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Included in the $4.1 million for the nine months ended September 30, 2001 was approximately $2.4 million of amortization not recorded in the current period as a result of the adoption of FAS No. 142. This decrease was offset by an increase in depreciation expense of approximately $1.4 million related to an increase in fixed assets.

INCOME FROM OPERATIONS. As a result of the above, income from operations increased $10.8 million, or 56%, from $19.3 million for the nine months ended September 30, 2001 to $30.1 million for the nine months ended September 29, 2002. As a percentage of revenue, income from operations was 7.8% for the nine months ended September 30, 2001 and 8.7% for the nine months ended September 29, 2002.

INTEREST EXPENSE, NET. Net interest expense decreased $3.4 million, or 35% from $9.9 million for the nine months ended September 30, 2001 to $6.5 million for the nine months ended September 29, 2002. The decrease is primarily the result of a lower average outstanding debt balance due to the use of the proceeds from our initial public offering to pay down outstanding debt.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $14.3 million, or 151%, from $9.4 million for the nine months ended September 30, 2001 to $23.7 million for the nine months ended September 29, 2002.

PROVISION FOR INCOME TAXES. Our provision for income taxes was $3.8 million for the nine months ended September 30, 2001 and $9.7 million for the nine months ended September 29, 2002 representing effective tax rates of 40% for the nine months ended September 30, 2001 and 41% for the nine months ended September 29, 2002.

NET INCOME. Net income increased $8.3 million, or 147%, from net income of $5.7 million for the nine months ended September 30, 2001 to $14.0 million for the nine months ended September 29, 2002.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements:

    o Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursements for out-of-pocket expenses incurred are characterized as revenue in the statement of operations.

    o We have recorded goodwill and other intangibles resulting from our acquisitions through September 29, 2002. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time as an impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

As of September 29, 2002, we had cash totaling approximately $2.3 million, working capital totaling $73.6 million and unused availability under our revolving credit facility totaling $3.0 million. We used $1.7 million of cash from operating activities during the nine months ended September 29, 2002 compared to cash use of $0.5 million from operating activities during the nine months ended September 30, 2001.

Cash flows from operating activities was positively impacted during the nine months ended September 29, 2002 due to improvements in earnings before non-cash expenses and was negatively impacted due to cash required to fund our de novo program and working capital requirements of our recently completed acquisitions. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

As of September 29, 2002 our senior credit facility consists of a $25.0 million term loan arrangement and allows us to borrow up to an additional $20.0 million under a revolving line of credit. The term loan bears interest at variable effective interest rates with a weighted average interest rate of 5.7% as of September 29, 2002, and is due in quarterly installments beginning March 31, 2003 through its maturity in October 2006 in the amount of $25.0 million. Our senior credit facility is collateralized by substantially all of our assets and requires us to comply with various quarterly financial covenants, including covenants for ratios of leverage and fixed charges to EBITDA.

As of September 29, 2002, there was $42.0 million outstanding under our senior credit facility. As of September 29, 2002, the weighted average interest rate for the loans under our senior credit facility was approximately 5.7 %.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On September 29, 2002, we had borrowings of $25.0 million under our senior credit facility that were subject its variable rates, with a blended rate of 5.7%. As of September 29, 2002, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.3 million on an annual basis after considering the effect of the interest rate swap described below. During the nine months ended September 29,2002, we were party to an interest rate swap agreement with a notional amount of $50 million. Under the swap agreement, the net settlement was computed on a quarterly basis as the difference between the 90-day LIBOR and the fixed rate of 4.34%. This resulted in a fixed interest rate on $50 million of borrowings under our credit facility at 4.34% effective December 24, 2001, plus the applicable margin. The swap agreement was terminated on May 9, 2002 for approximately $460,000. In addition, during the nine months ended September 29, 2002, there was exposure to market risk associated with our senior unsecured notes which bore interest at a fixed rate. The carrying amount of the senior unsecured notes approximated fair value as the terms of the debt were based on similar terms, maturities, and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. Our senior unsecured notes were redeemed in full with proceeds from our initial public offering.


ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Chief Executive Officer and President, Robert J. Adamson, and the Chief Financial Officer, Kevin S. Little, have concluded that the disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's most recent evaluation thereof.

                                PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICAL STAFFING NETWORK
                                    HOLDINGS, INC.



Dated: November 13, 2002            By:/s/ Robert J. Adamson
                                       --------------------------------------
                                       Chief Executive Officer and President


                                    By:/s/ Kevin S. Little
                                       --------------------------------------
                                       Chief Financial Officer

                                 CERTIFICATIONS

I, Robert J. Adamson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Staffing Network Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                         /s/  Robert J. Adamson
                                -------------------------------------------
                                         Robert J. Adamson
                                         Chief Executive Officer
                                         and President

I, Kevin S. Little, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Staffing Network Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /s/ Kevin S. Little
                                ------------------------------------------
                                          Kevin S. Little
                                          Chief Financial Officer

                                                                   Exhibit 99.1


                                 CERTIFICATION PURSUANT TO
                                  18 U.S.C. SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Medical Staffing Network Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Adamson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert J. Adamson
-----------------------------------
Robert J. Adamson
Chief Executive Officer and President
November 13, 2002

                                                                   Exhibit 99.2


                                 CERTIFICATION PURSUANT TO
                                  18 U.S.C. SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Medical Staffing Network Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin S. Little, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Kevin S. Little
-----------------------------------
Kevin S. Little
Chief Financial Officer
November 13, 2002