Form 10-K
period 2002-12-29
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2003-03-28
CIK 1163958

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0865171 (I.R.S. Employer Identification Number)

901 Yamato Road, Suite 110
Boca Raton, FL 33431
(Address of principal executive offices)

Registrant's telephone number, including area code: (561) 322-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 28, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $456,044,445.50 based on a closing sale price of $24.50 per share. As of March 25, 2003, there were 30,188,666 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 29, 2002.

        All references to "we, "us," "our," or "MSN" in this Report on Form 10-K means Medical Staffing Network Holdings, Inc.

i

PART I

Item 1. Business

General Development of Business

        We are a leading medical staffing company and the largest provider of per diem nurse staffing services (staffing assignments of less than 13 weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities to solve our clients' temporary staffing needs. We believe we are also a leading provider of specialized radiology and diagnostic imaging specialists and clinical laboratory technicians, or "allied health" professionals, as measured by revenues. We serve our clients through what we believe to be the largest temporary medical staffing network in the United States, which was comprised as of December 29, 2002 of over 180 per diem branches that provide nurse staffing on a per diem basis in 44 states. Our extensive client base includes over 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

        Our business has grown significantly since our founding in 1998. Approximately 82% of our revenue growth in 2002 was derived from organic sources with the remainder coming from acquisitions and increased pricing. The organic growth was comprised of same-store revenue growth (defined as revenue growth from our branches that have been open more than two years) and growth from branches opened in 2001 and 2002. Our same-store revenue growth has been the result of our ability to leverage our national network and leading brand name, successfully recruit nurses and cross-sell our services. Branches that we have opened since our inception, as opposed to branches acquired from third parties, which we call our "de novo" branches, generated rapid revenue growth and typically achieved positive EBITDA, a non-GAAP measure consisting of net income (loss) excluding net interest, taxes, depreciation, amortization, loss on early extinguishment of debt and recapitalization expenses, within six months of operation. We opened 30 de novo branches in 2000, 64 de novo branches in 2001 and 40 de novo branches in 2002.

        In November 2002, we purchased substantially all of the assets and assumed certain of the liabilities of Clinical Resource Services, Inc., a Maryland corporation, and Health Search International, Inc., a Maryland corporation, both of which operate healthcare staffing businesses under common control and ownership. The transaction was consummated pursuant to the terms of an asset purchase agreement, dated October 31, 2002.

        In December 2002, we purchased substantially all of the assets and assumed certain of the liabilities of Travel Nurse International, a California corporation, which operates a healthcare staffing business. The transaction was consummated pursuant to the terms of an asset purchase agreement, dated December 20, 2002.

        For the year ended December 29, 2002, we had revenues and EBITDA of $483.5 million and $42.4 million, respectively. During this period, we earned 76% of our revenues from our per diem nurse staffing assignments and 16% from our specialized radiology and diagnostic imaging technicians and clinical laboratory technicians, or our "allied health" assignments.

        We believe the flexibility of our service offerings provides substantial value to our clients and professionals. We provide our clients with significant assistance in managing their profitability by giving them a high degree of control in managing their labor costs without sacrificing clinical expertise. In addition, working on a per diem basis allows our healthcare professionals substantial flexibility in balancing their careers with their lifestyle objectives.

        We were formed as a Delaware corporation in 1998. Our predecessor corporation, Southeast Staffing Partners, Inc., a Florida corporation, was founded in June 1997.

Industry Overview

        Since the mid 1990s, changes in the healthcare industry have prompted a shift in staffing models that has led to an increased usage of temporary staffing at hospitals and other healthcare facilities. The number of professionals choosing temporary healthcare as a short-term or long-term career option has also grown alongside increased demand for temporary healthcare professionals. The temporary nurse staffing market has two major components: per diem nursing and travel nursing.

        Per diem nurse staffing is the largest sector of the temporary medical staffing industry, providing healthcare professionals for assignments of a single shift to 13 weeks, and is used to meet local labor shortages and openings due to holidays, vacations, illness and staff turnover, as well as daily and seasonal fluctuations in hospital volume. The per diem market operates with many local operators and is highly fragmented. The per diem staffing model requires a local presence in every market served because these short-term staffing needs are typically filled on a local basis, and are dependant on the relationship that exists between local operators, local professionals and the healthcare facility.

        In the travel nurse market, healthcare facilities hire travel nurses on a contract, fixed-term basis to meet seasonal fluctuations in hospital census levels for time periods ranging from several weeks to one year, but are typically 13 weeks long. Travel nurse companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. The travel staffing model utilizes a centralized approach to serving its clients.

        Allied staffing consists of highly specialized radiology and diagnostic imaging specialties, clinical laboratory specialties and pharmacists. These professionals are staffed on both a per diem and travel basis.

Description of the Business

        We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, allied professionals, travel nurses and physicians. While we have a national presence, we operate on a local basis through an integrated network, which consisted of over 180 per diem branches in 44 states as of December 29, 2002, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We currently provide services to over 3,500 healthcare facilities that pay us directly for the services we provide.

Services Provided

        Per Diem Nursing.    The per diem nurse staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a 13-week assignment and represented approximately 76% of our fiscal year 2002 revenues. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. We currently provide per diem nurse staffing to over 3,500 healthcare facilities.

        Allied Staffing.    Our allied staffing division, which represented approximately 16% of our 2002 revenues, specializes in providing allied professionals to hospitals, nursing homes, clinics and surgical and ambulatory care centers, both on a per diem and a travel basis. We believe our allied healthcare business to be among the largest in the country as measured by revenues. Allied specialties that we staff include diagnostic imaging and radiology technicians, clinical laboratory technicians and pharmacists. We currently provide allied staffing to over 1,900 healthcare facilities.

        Travel Nursing.    Comprising approximately 7% of our 2002 revenues, our travel nursing operations provide nurses and surgical technicians to hospitals across the country for assignments lasting over thirteen weeks. We have provided travel nursing services to over 500 healthcare facilities.

        Physicians.    Accounting for approximately 1% of our 2002 revenues, our physician staffing business specializes in placing board certified radiologists, anesthesiologists and psychiatrists on temporary to permanent assignments. On February 18, 2003, we announced our intention to discontinue our physician staffing operation in the first half of 2003.

National Branch Network

        We currently operate an integrated network, which consisted of over 180 per diem branches located in 44 states as of December 29, 2002. Our branches are organized into several geographic regions, each of which is coordinated by a regional director. These branches serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling and sales and marketing. Each branch is responsible for covering a specific local geographic region. Our typical branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator.

        The cost structure of our typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that is easily scaleable to meet increasing demand.

Recruitment and Retention

        Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. Our active pool of professionals has grown 79% compounded annually from 7,000 in 1999 to 40,000 in 2002, with a significant number of new recruits generated via word of mouth. Over 80% of our senior operations management has nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and has enhanced our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

  •
  Flexible Staffing Assignments. We provide our professionals with the flexibility to tailor their staffing schedules to accommodate lifestyle choices. There are many reasons why qualified nurses choose to work on a per diem basis, but most are motivated by the ability to balance their profession with their other responsibilities and interests. Our professionals are able to choose not only when they work but also where they work. Our scheduling systems are designed to place our professionals in facilities and shifts where they have had a productive and positive experience with our clients.

  •
  Competitive Benefits Package. We believe that we were the first per diem healthcare staffing company to offer a comprehensive benefit program for qualified per diem staff. Our program includes a matching 401(k) plan, paid vacation time and access to group discounted benefits such as major health, dental, life, disability and general liability insurances for professionals who work for us for a certain number of hours a month for more than six months.

  •
  Choice of Pay Frequency—Including Daily. Our ability to offer pay as frequently as daily provides our professionals with another key element of flexibility. Rather than waiting for the end of a traditional weekly or biweekly pay period, our professionals can be paid immediately after completing their shifts. This allows our branch staff to maintain an active dialogue with our professionals regarding future assignments. This consistent interaction fosters unique relationships that distinguish us from our competition.

  •
  Leading Continuing Educational Programs. We also offer continuing education courses as a means to improve our pool of nurses as well as to maintain proper compliance. We have a unique relationship with Florida Atlantic University's College of Nursing. The College of Nursing faculty develops continuing education courses that we offer online through our website. Our nurses can obtain continuing education units (CEUs) that many states require to demonstrate updates on changing technology and clinical practices. Our courses are fully accredited by the American Nurses Credentialing Center of Excellence and the Florida Board of Nursing.

        We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2002, we spent approximately 1% of our revenues on recruitment activities. Our recruiting activities include print advertisements in local newspapers and in trade journals, mailings, Internet listings and solicitations at trade conventions.

Management

        We have developed a substantial clinical quality improvement program to uphold our high standards in recruiting healthcare professionals. Our two-step internal process ensures that all of our temporary professionals have the proper credentials, skills and experience for their assignments. We have found that our adherence to high quality management standards is an integral component of satisfying both clients and professionals with our placements. Our two-step process for quality management includes the following:

        Pre-employment Qualifications.    All of our per diem healthcare professionals undergo a rigorous screening process which includes requirements such as a minimum of one year of related work experience and the successful completion of written tests specific to the area of specialty. Each applicant is then interviewed in person by a local branch manager. This sets us apart from our competitors who often do not conduct face-to-face interviews. We also check prior work references, confirm the validity of the applicant's professional license(s) and screen the applicant for any criminal activity and drug abuse. All of these standards comply with or exceed those required by OSHA (Occupational Safety & Health Administration) and JCAHO (Joint Commission on Accreditation of Healthcare Organizations).

        Placement and Ongoing Monitoring.    Once we have hired a healthcare professional, we enter all of the professional's data into our database, which tracks any "renewal dates" with respect to licenses and continuing education requirements. Our database also matches our clients' needs with our available pool of professionals. We strive to place our professionals in facilities where they have previously worked in order to enhance the continuity of our services to our clients. If this is not possible, we provide our professionals with pre-staffing orientation to the facility. By taking these steps, we ensure that the healthcare professional is comfortable with the facility's physical layout, permanent staff and clinical protocols. We also continually monitor the performance of our professionals through evaluations and client feedback, among other things. In addition, our database allows remote access (via the Internet) by our clients, providing them the ability to view the credentials of the professionals being staffed at their facilities.

Sales and Marketing

        We have developed a three-pronged approach to our sales and marketing activities in order to address the different levels of decision makers at our client's facilities:

        Our first level of business development and relationship management is with the purchasing manager, administrator(s) or chief nursing officer at a group of facilities we service. Commonly-owned hospitals, nursing home chains and healthcare group alliances often purchase temporary staffing services for multiple facilities under a single contract, and a single person typically manages the selection process. A senior member of our staff, the regional director and, in certain circumstances, the Executive Vice President of Nurse Per Diem Operations, handle the negotiation of contractual terms and pricing with such groups of facilities.

        Our second level of business development and relationship management is with the director of nursing or a nurse/allied department manager who reviews our services from a clinical competency and quality hiring standards perspective. Our regional director and local branch manager establish, build and maintain relationships at this level.

        Our third level of relationship management is with the facility staffing coordinators and the after-hours and weekend supervisors who are the actual users of the services. Our branch managers and local staffing coordinators regularly contact these buyers to coordinate the daily staffing and scheduling of personnel.

Information Systems

        Our information system for our per diem staffing operation, for which we hold an exclusive twenty-five year license and which we refer to as MSN HealthWorks, is customized to our recruiting, regulatory credentialing, scheduling and billing needs. Not only is the database used as a management tool, but it is also used by our staffing coordinators in each branch to respond quickly to client questions and requests. MSN HealthWorks' applications and its supporting infrastructure house and organize all of our client and employee information. Electronic files are maintained on our client facilities, detailing historical and prospective requests for staffing. These files also contain facility-specific procedures and protocols so that we can ensure our healthcare professionals integrate quickly. Each employee's electronic file contains the employee's credentials, test scores, employment record and availability. This data enables our branch office staff to automatically match open requests with qualified candidates.

        MSN HealthWorks also monitors billing records using time cards to generate invoices for our clients and paycheck information for our employees. MSN HealthWorks operates as a single entry system, meaning that the initial shift confirmation entry enables our payroll to be generated at the branch level on a daily basis and the invoicing to be generated at our corporate office. This system enables us not only to monitor costs and compliance, but also to ensure that we respond to client requests as quickly as possible. We typically fill a client staffing request in less than 15 minutes.

        We have adapted our MSN HealthWorks platform to provide our clients with functionality for budgeting and access to nurse and employee credentials via an Internet connection.

Competition

        The temporary medical staffing industry is highly competitive. We compete with both national firms and local and regional firms. We compete with these firms to attract nurses and other healthcare professionals as temporary healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to temporary healthcare professionals while they are on assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, quality and scope, price and geographic reach of our services.

        The per diem market includes many local operators and is highly fragmented. The per diem staffing model requires a local presence in every market served since an important relationship exists between the local branch and the healthcare facility. We believe, however, that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the healthcare staffing industry. Continuing nursing shortages and factors driving the demand for nurses over the past several years have made it increasingly difficult for hospitals to meet their staffing needs. More established firms have a critical mass of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services billing, which is cash flow intensive, to healthcare providers. As a result, sizable and established firms such as ours have had a significant advantage over small participants.

        Some of our large competitors in the temporary medical staffing industry include AMN Healthcare Services, Inc., Cross Country, Inc. and RehabCare Group, Inc.

        An application to register our service mark is currently pending with the Patent and Trademark Office. The application was approved and published for opposition in February 2002.

Liability Insurance

        We currently maintain a professional liability insurance policy, which we believe is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with approximately 20% of our clients which state that we will defend, indemnify and hold harmless those clients against any act of omission or willful or reckless acts, including negligence and misconduct. A majority of such agreements are reciprocal.

Government Regulation

        The healthcare industry is subject to extensive and complex federal and state laws and regulations relating to professional licensure, conduct of operations, payment for services and payment for referrals. The extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses.

        Our business, however, is not directly impacted by or subject to the laws and regulations that generally govern the healthcare industry because we provide services on a contract basis and are paid directly by our hospital and other healthcare facility clients.

        Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Nursing Pool License in those jurisdictions in which we do business that require such licenses, including Connecticut, Delaware, the District of Columbia, Florida, Illinois, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Jersey, Nevada, North Carolina, Rhode Island and Washington.

        Most of our temporary healthcare professionals are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our professionals possess all necessary licenses and certifications in all material respects.

Seasonality

        Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas, particularly Florida, that experience seasonal fluctuations in population, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

        Historically, the number of temporary healthcare professionals on assignment has increased from December through March followed by declines or minimal growth from April through November. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Employees

        As of December 29, 2002, we employed 1,188 people in the following areas: 1,007 in branch staff, 144 in corporate office staff and 37 in regional and de novo operations staff. In addition, during 2002 we employed 40,000 temporary healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

        Generally, our allied health professionals, per diem nurses and travel nurses are our employees. Our physicians, certified registered nurse anesthetists and anesthesiologists, however, are independent contractors. We have not entered into any employment agreements with any of our healthcare professionals.

Risk Factors

        There are a number of factors, including those specified below, which may adversely affect our business, financial results or stock price. Additional risks that we do not know about or that we currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

Risks Related to Our Business and Industry

        If we are unable to attract qualified nurses and allied healthcare professionals for our healthcare staffing business, our business could be negatively impacted.

        We rely significantly on our ability to attract and retain nurses and allied healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients' needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

        We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

        The temporary medical staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors in the temporary nurse staffing sector include AMN Healthcare Services, Inc., Cross Country, Inc. and RehabCare Group, Inc. Some of these companies may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

        Our business depends upon our continued ability to secure and fill new orders from our hospital and healthcare facility clients, because we do not have long-term agreements or exclusive contracts with them.

        We do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

        An important part of our strategy is the expansion of our business through the opening and development of de novo branches. The success of this expansion depends on our ability to continue to identify and retain local management and to secure good locations.

        Since our founding in 1998, we have opened 138 de novo branches, including 40 de novo branches in 2002. This expansion activity has contributed substantially to our operating results and is an important part of our business strategy. Our ability to continue to open de novo branches depends on a number of factors, including identifying, attracting and retaining local management and securing good locations on acceptable terms. If our ability to continue to open de novo branches is impaired, our revenue growth may be adversely affected. In addition, if our existing de novo branches do not develop as quickly as we anticipate, or if we fail to integrate de novo branches effectively into our national network, our results of operations may be adversely affected.

        Fluctuations in patient occupancy at our clients' hospitals and healthcare facilities may adversely affect the demand for our services and therefore the profitability of our business.

        Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare clients' facilities. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our clients' hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

        Healthcare reform could negatively impact our business opportunities, revenues and margins.

        The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

        State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

        Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our staffing services.

        We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

        The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

        The extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

  We are dependent on the proper functioning of our information systems.

        Our company is dependent on the proper functioning of our information system, which we refer to as MSN HealthWorks, in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and regulatory credentialing scheduling and perform billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and clinical records reliably, pay our staff in a timely fashion and bill for services efficiently.

        Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

        Since our founding in 1998, we have completed 25 acquisitions. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain bank approval for any acquisition over $10 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

        We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

        We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies.

        These acquisitions involve numerous risks, including:

  •
  potential loss of key employees or clients of acquired companies;

  •
  difficulties integrating acquired personnel and distinct cultures into our business;

  •
  difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

  •
  diversion of management attention from existing operations; and

  •
  assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

        These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could seriously harm our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

        Significant legal actions could subject us to substantial uninsured liabilities.

        In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals. In some instances, we are required to indemnify our clients against some or all of these risks. A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

        We may be legally liable for damages resulting from our hospital and healthcare facility clients' mistreatment of our healthcare personnel.

        Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.

        If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

        We provide workers compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation or medical coverage liabilities, our financial results may be adversely affected.

        Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales personnel.

        Our success depends upon the performance of our sales personnel, especially regional directors, branch managers and staffing coordinators. The number of individuals who meet our qualifications for these positions is limited and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of these individuals. Competition for qualified sales personnel in the line of business in which we operate is strong and there is a risk that we may not be able to retain our sales personnel after we have expended the time and expense to recruit and train them.

        The loss of key senior management personnel could adversely affect our ability to remain competitive.

        We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, Patricia G. Donohoe, Lynne Stacy, Linda Duval and Jeffrey P. Jacobsen. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

        We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

        As of December 29, 2002, we had $114.4 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 29, 2002, goodwill represented 46% of our total assets.

        Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 20 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 31, 2001. Although it does not affect our cash flow, amortization of goodwill or an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to amortize a substantial amount of goodwill or take a charge to earnings, our stock price could be adversely affected.

        Our costs of providing housing for nurses and other healthcare personnel in our travel business may be higher than we anticipate and, as a result, our margins could decline.

        We currently have approximately 375 apartments on lease throughout the United States. If the costs of renting apartments and furniture for our nurses and other healthcare personnel increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse's or other professional's housing lease exceeds the term of the nurse's or other professional's staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

        Demand for medical staffing services is significantly affected by the general level of economic activity and unemployment in the United States.

        When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying off full-time employees. In addition, we may experience more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse impact on our condition and results of operations.

        Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

        Our executive officers and directors (including stockholders with which directors are affiliated) control approximately 62% of our outstanding common stock. Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus) owns approximately 46% of our common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

        Warburg Pincus has the right under our stockholders agreement to designate two persons to our board of directors. As a result of this share ownership and minority representation on our board of directors, our current stockholders, in particular Warburg Pincus, will be able to influence all affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of our executive officers, directors and principal stockholders may differ from the interests of the other stockholders.

        Warburg Pincus and certain significant stockholders have demand registration rights to cause us to file, at any time and at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 46% of our outstanding common stock, or 13,953,136 shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

        If provisions in our corporate documents and Delaware law delay or prevent a change in control of our company, we may be unable to consummate a transaction that our stockholders consider favorable.

        Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to 15 million shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Applicable Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

        Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

        With the current uncertainty about healthcare policy, reimbursement and coverage in the United States, there has been significant volatility in the market price and trading volume of securities of healthcare and other companies, which is unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

        Some specific factors that may have a significant effect on our common stock market price include:

  •
  actual or anticipated fluctuations in our operating results;

  •
  actual or anticipated changes in our growth rates or our competitors' growth rates;

  •
  actual or anticipated changes in healthcare policy in the United States and internationally;

  •
  conditions in the financial markets in general or changes in general economic conditions;

  •
  our inability to raise additional capital;

  •
  conditions of other medical staffing companies or the medical staffing industry generally; and

  •
  changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical staffing industry generally.

Item 2. Properties

        Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 44 states and 193 locations as of December 29, 2002, including over 180 per diem branches dedicated primarily to providing per diem nurse staffing. The facilities at our headquarters and at each of our locations are leased. The lease to our headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. With the exception of our corporate headquarters, we have no material operating leases.

Item 3. Legal Proceedings

        From time to time, we are subject to lawsuits and claims which arise out of our operations in the normal course of business. We are plaintiffs or defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended December 29, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth the high and low bid prices of our common stock, as reported by the New York Stock Exchange (NYSE). The quotations presented below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	Year Ended December 29, 2002
	High Bid	Low Bid
Second Quarter (from April 17, 2002)	$29.75	$21.00
Third Quarter	24.47	12.15
Fourth Quarter	17.00	9.25

        Our common stock has traded on the NYSE under the symbol "MRN" since our initial public offering on April 17, 2002. Prior to that time, there was no public trading market for our common stock.

        As of December 29, 2002, there were approximately 19 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our current senior credit facility prohibits our operating subsidiary from declaring or paying any cash dividends without the consent of our lenders holding more than 50% of the outstanding loans under the facility, except that it may pay dividends or make other distributions to us in the amount of $250,000 in any fiscal year to pay our operating expenses.

Item 6. Selected Consolidated Financial and Operating Data

        The selected Consolidated Statement of Operations data for the years ended December 31, 1998 and 1999 and the selected Consolidated Balance Sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited consolidated financial statements not included in this annual report. The 1998 income statement data includes the operating results of our predecessor for the period from January 1, 1998 through February 28, 1998, which results were not material. The selected Consolidated Statement of Operations data for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 and the selected Consolidated Balance Sheet data as of December 30, 2001 and December 29, 2002 are derived from our audited consolidated financial statements included elsewhere in this annual report. Certain reclassifications have been made to prior year amounts to conform to the 2002 presentation.

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and accompanying notes included in this report.

	Fiscal Year Ended
	1998 (1)	1999	2000	2001	2002
	(In thousands, except percentages and per share data)
Consolidated Statement of Operations Data:
Service revenues(2)	$33,097	$96,456	$182,045	$342,958	$483,509
Cost of services rendered(2)	25,066	72,922	135,971	256,667	361,998
Gross profit	8,031	23,534	46,074	86,291	121,511
Selling, general and administrative expenses(3)	6,548	13,810	26,997	47,415	71,704
Corporate and administrative expenses	1,324	2,578	4,711	6,428	7,386
Depreciation and amortization expenses(4)	757	2,114	3,797	5,871	4,488
Recapitalization expenses(5)	—	—	—	7,160	—
Loss on early extinguishment of debt(6)	—	—	—	4,380	—
(Loss) income from operations	(598)	5,032	10,569	15,037	37,933
Interest expense, net	518	1,867	5,007	14,312	7,603
(Loss) income before provision for income taxes	(1,116)	3,165	5,562	725	30,330
Net (loss) income	(1,116)	2,375	3,520	(1,306)	17,894
Deduct required dividends on convertible preferred stock(7)	—	—	—	1,804	3,099
(Loss) income available to common stockholders	$(1,116)	$2,375	$3,520	$(3,110)	$14,795
Net (loss) income per share:
Basic	$(0.15)	$0.32	$0.46	$(0.49)	$0.70
Diluted	$(0.15)	$0.09	$0.13	$(0.49)	$0.62
Weighted average common shares outstanding:
Basic	7,247	7,498	7,581	6,338	21,177
Diluted	7,247	25,586	26,817	6,338	28,637
Other Operating Data:
EBITDA(8)	159	7,146	14,366	32,448	42,421
EBITDA(8) as a % of revenue	0.5%	7.4%	7.9%	9.5%	8.8%
Number of per diem branches at year end	26	34	74	136	181
Cash flows used in operating activities	$(2,925)	$(2,219)	$(9,009)	$(1,654)	$(5,869)
Cash flows used in investing activities	$(28,908)	$(20,939)	$(23,738)	$(14,611)	$(64,538)
Cash flows provided by financing activities	$31,927	$23,101	$32,638	$27,313	$63,748
Balance Sheet Data:
Cash	$372	$314	$205	$11,253	$4,595
Total assets	44,574	70,695	111,836	162,019	248,082
Total liabilities and redeemable preferred stock	41,047	64,792	101,929	319,741	102,415
Total common stockholders' equity (deficit)	3,528	5,903	9,907	(157,722)	145,667

(1)
On March 1, 1998, we entered into a merger agreement with Southeast Staffing Partners, Inc., which for accounting and reporting purposes is our predecessor. Financial data prior to March 1, 1998 are that of our predecessor. The 1998 financial data include the January and February 1998 results of our predecessor, which results were not material.

(2)
EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred generally be characterized as revenue in the statement of operations. We adopted EITF 01-14 in the quarter ended June 30, 2002. We historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. In accordance with the transition guidance included in EITF 01-14, our adoption required the reclassification of financial statements for prior periods presented for comparative purposes. There is no change in gross profit as both service revenues and cost of services increased by approximately $4.6 million for the year ended December 30, 2001. There was no impact on service revenue or cost of services rendered in fiscal years ended 1998, 1999 and 2000.

(3)
Includes provision for doubtful accounts.

(4)
Pursuant to the provisions of SFAS No. 142, in 2002 we ceased amortizing goodwill and certain intangible assets with an indefinite useful life period.

(5)
Reflects charges related to the recapitalization in October 2001.

(6)
Pursuant to the provisions of SFAS No. 145, which we early adopted as of December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2,731,790 net of tax benefit of $1,648,184 related to the October 2001 recapitalization transaction into income from operations.

(7)
Reflects 8% dividends accrued on the Series I Convertible Preferred Stock issued in connection with the recapitalization. This preferred stock was converted into common stock upon completion of our initial public offering.

(8)
EBITDA (a non-GAAP measure) consists of net income (loss) excluding net interest, taxes, depreciation, amortization, loss on early extinguishment of debt and recapitalization expenses. EBITDA is provided as a measure of financial performance commonly used as an indicator of a company's historical ability to service debt. EBITDA is presented because we believe it is a widely accepted financial indicator used by certain investors and securities analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended as an alternative to operating income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity determined in accordance with GAAP. EBITDA, as we define it, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. For further information, see our consolidated financial statements and related notes elsewhere in this annual report. Below is a presentation of the reconciliation of EBITDA, a non-GAAP measure, to (loss) income from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	1998	1999	2000	2001	2002
EBITDA	$159	$7,146	$14,366	$32,448	$42,421
Depreciation and amortization expenses	757	2,114	3,797	5,871	4,488
Recapitalization expenses	—	—	—	7,160	—
Loss on early extinguishment of debt	—	—	—	4,380	—

(Loss) income from operations	$(598)	$5,032	$10,569	$15,037	$37,933

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

        Management's discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

  •
  Overview. This section provides a general description of our business, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

  •
  Recent accounting pronouncements. This section provides an overview of relevant recent accounting pronouncements made by the Financial Accounting Standards Board (FASB) and the effect of those pronouncements on our business.

  •
  Results of operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statement of operations.

  •
  Liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments that existed as of December 29, 2002.

  •
  Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

  •
  Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

Description of Business

        We are a leading medical staffing company and the largest provider of per diem nurse staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. Our clients pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs. All of our revenues are derived from providing healthcare staffing services. Approximately 76% of our 2002 revenues were derived from per diem nurse staffing, while allied healthcare professional staffing represented 16% of our 2002 revenues, travel nurse staffing (assignments lasting more than thirteen weeks) represented 7% of our 2002 revenues and physician staffing represented 1% of our 2002 revenues. Approximately 82% of our revenue growth in 2002 was organic and was the result of increased volume and a favorable shift in mix with the balance the result of acquisitions and increased pricing.

        Since 1998, we have opened 138 de novo branches (branches opened internally since our inception as opposed to branches acquired from third parties), including 64 in 2001 and 40 in 2002. We closed five de novo branches in 2001 and one de novo branch in 2002. The de novo branches opened in 2001 generated $89.6 million in revenues in 2002. We intend to continue to identify and develop opportunities to open de novo branches as they arise. However, our ability to continue to open de novo branches depends on a number of factors, including identifying, attracting and retaining local management and securing good locations on acceptable terms. If our ability to continue to open de novo branches is impaired, our revenue growth could be affected.

Acquisitions

        In 2002, we purchased substantially all of the assets of seven medical staffing companies for an aggregate purchase price of $56.4 million. In 2001, we purchased substantially all of the assets of one medical staffing company for an aggregate purchase price of $9.8 million. In 2000, we purchased substantially all of the assets of five medical staffing companies for an aggregate purchase price of $22.0 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates.

Initial Public Offering

        On April 23, 2002, we completed our initial public offering of 7,812,500 shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by us, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of our outstanding balance under the senior unsecured notes, and approximately $93.4 million of our outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21,075,645 shares of common stock.

Recapitalization

        In October 2001, an investment group led by Warburg Pincus acquired majority ownership of us in a transaction that recapitalized our business. Our recapitalization was accounted for as a leveraged recapitalization of our company and, accordingly, we have retained the historical cost basis of accounting. In connection with the recapitalization, we incurred approximately $165 million of indebtedness, approximately $83 million of which was used to repay existing indebtedness.

Use of EBITDA

        We define EBITDA (a non-GAAP measure) as income before interest, income taxes, depreciation, amortization, loss on early extinguishment of debt and recapitalization expenses. We believe that

EBITDA is a useful supplement to net income (loss) as an indication of operating performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operating activities or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA, as we define it, is not necessarily comparable to other similarly titled captions of other companies.

Recent Accounting Pronouncements

Accounting for Business Combinations

        In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. These new standards were effective for us beginning in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of SFAS No. 142, we completed our annual impairment test and determined that there was no impairment of goodwill or other intangible assets with an indefinite life. For additional discussion on the impact of adopting SFAS No. 142, see Note 3.

Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). We adopted SFAS No. 144 on December 31, 2001. The adoption did not affect our financial position or results of operations for the periods presented.

Financial Statement Presentation of Early Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. We elected to early adopt the provisions as of December 29, 2002 and as such, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2,731,790, net of tax benefit of $1,648,184, related to the October 2001 recapitalization transaction into income from operations for the year ended December 30, 2001.

Exit or Disposal Activity Costs

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt the provisions of SFAS 146 as of December 30, 2002. The adoption of this new accounting standard may delay the period or periods in which any future restructuring costs are recognized.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS No. 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 148, we have added the required disclosures to the "Stock-Based Compensation" subsection in the "Summary of Significant Accounting Policies" section below.

Revenue Classification Changes

        In November 2001, the Emerging Issues Task Force (EITF) of the FASB announced EITF Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which has subsequently been recharacterized as EITF 01-14, which is effective for financial statements beginning after December 31, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We have adopted EITF 01-14 in our quarter ended June 30, 2002. We have historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. In accordance with the transition guidance included in EITF 01-14, our adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 01-14 did not affect our net income, financial position or cash flows. The reclassification resulted in an increase in both service revenues and cost of services rendered for the year ended December 30, 2001 of $4,577,894. There was no impact on service revenues and cost of services rendered for the year ended December 31, 2000.

Results of Operations

        The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

	Fiscal Year Ended
	2000	2001(1)	2002
Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	74.7	74.8	74.9
Gross profit	25.3	25.2	25.1
Selling, general and administrative expenses (2)	14.8	13.8	14.8
Corporate and administrative expenses	2.6	1.9	1.5
EBITDA	7.9	9.5	8.8
Depreciation and amortization expenses	2.1	1.7	1.0
Recapitalization expenses	—	2.1	—
Loss on early extinguishment of debt	—	1.3	—
Income from operations	5.8	4.4	7.8
Interest expense, net	2.8	4.2	1.6
Income before income taxes	3.0	0.2	6.3
Provision for income taxes	1.1	0.6	2.6
Net income (loss)	1.9	(0.4)	3.7

(1)
Pursuant to the provisions of SFAS No. 145, which we early adopted as of December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2,731,790 net of tax benefit of $1,648,184 related to the October 2001 recapitalization transaction into income from operations. Additionally, EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 01-14 in the quarter ended June 30, 2002. We historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of operations. In accordance with the transition guidance included in EITF 01-14, our adoption required the reclassification of financial statements for prior periods presented for comparative purposes. There is no change in gross profit as both service revenues and cost of services rendered increased by approximately $4.6 million for the year ended December 30, 2001. There was no impact on service revenues or cost of services rendered for the year ended December 31, 2000.

(2)
Includes provision for doubtful accounts.

Comparison of Year Ended December 29, 2002 to Year Ended December 30, 2001

        Service Revenues.    Our service revenues for 2002 increased $140.5 million, or 41.0%, from $343.0 million in 2001 to $483.5 million in 2002. Approximately 82% of our revenue growth in 2002 was organic and was the result of increased volume and a favorable shift in mix with the balance the result of acquisitions and increased pricing. In 2002, price rates increased approximately 5% over 2001 rates. The majority of the increase in revenues in 2002 was attributable to a $113.0 million increase in our per diem nurse staffing revenues from $253.2 million in 2001 to $366.2 million in 2002.

        De novo branches opened in 2001 contributed $69.0 million of the increase in revenues and de novo branches opened in 2002 contributed $7.2 million of the increase. Acquisitions completed in 2001 contributed $9.3 million of the increase in revenues and acquisitions in 2002 contributed $15.0 million of the increase. The balance of the 2002 per diem nurse staffing revenue growth came from a $12.5 million increase in the revenue of branches opened prior to 2001.

        Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $27.5 million, or 30.6%, from $89.8 million in 2001 to $117.3 million in 2002. The growth in 2002 came from organic growth.

        Cost of Services Rendered.    Cost of services rendered increased $105.3 million, or 41.0%, from $256.7 million in 2001 to $362.0 million in 2002. The increase was attributable to the increase in service revenues.

        Gross Profit.    Gross profit increased $35.2 million, or 40.8%, from $86.3 million in 2001 to $121.5 million in 2002, representing gross margin percentages of 25.2% in 2001 and 25.1% in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $24.3 million, or 51.2%, from $47.4 million in 2001 to $71.7 million in 2002. As a percentage of revenue, selling, general and administrative expenses increased from 13.8% in 2001 to 14.8% in 2002. The increase is primarily attributable to a $3.8 million pretax charge we took in the fourth quarter of 2002 related to a client bankruptcy. Excluding this charge, as a percentage of revenue in 2002, selling, general and administrative expenses would have been 14.0% compared to 13.8% in 2001. This increase is primarily due to the expenses required to establish the infrastructure for our de novo branches opened in 2002, which was partially offset by the continued growth and maturation of de novo branches opened in 2001 and earlier.

        Corporate and Administrative Expenses.    Corporate and administrative expenses increased $1.0 million, or 14.9%, from $6.4 million in 2001 to $7.4 million in 2002. As a percentage of revenue, corporate and administrative expenses decreased from 1.9% in 2001 to 1.5% in 2002. The decrease as a percentage of revenue was a result of increased operating leverage. The decrease occurred despite significant expansion of the corporate infrastructure required to sustain the rapid growth of the business.

        EBITDA.    As a result of the above, EBITDA increased $10.0 million, or 30.7% from $32.4 million in 2001 to $42.4 million in 2002. As a percentage of revenue, EBITDA decreased from 9.5% in 2001 to 8.7% in 2002. This decrease is attributable to the aforementioned charge we took in the fourth quarter. Excluding this charge, as a percentage of revenue, EBITDA would have been 9.6% in 2002. Below is a presentation of the reconciliation of EBITDA, a non-GAAP measure, to income from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	2002	2001
	(in thousands)
EBITDA	$42,421	$32,448
Depreciation and amortization expenses	4,488	5,871
Recapitalization expenses	—	7,160
Loss on early extinguishment of debt	—	4,380

Income from operations	$37,933	$15,037

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $1.4 million, or 23.6%, from $5.9 million in 2001 to $4.5 million in 2002. The decrease was primarily due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Intangible Assets (SFAS No. 142). Pursuant to the provisions of SFAS No.142, goodwill or intangible assets with an indefinite life are no longer amortized after December 30, 2001. The decrease was partially offset by an increase in depreciation expense related to depreciation on fixed asset additions.

        Recapitalization Expenses.    There were no recapitalization expenses for 2002 as compared to $7.2 million from 2001, which were comprised of non-capitalizable costs incurred in conjunction with our recapitalization in October 2001. The recapitalization was accounted for as a leveraged recapitalization and, accordingly, we retained the historical cost basis of accounting.

        Loss on Early Extinguishment of Debt.    There was no loss from the early extinguishment of debt in 2002. In 2001, loss on early extinguishment of debt of $4.4 million was attributable to the write off of deferred financing costs and note discounts associated with the debt that was repaid in conjunction with our October 2001 recapitalization. Pursuant to the provisions of SFAS No. 145, which we early adopted as of December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, into income from operations.

        Income from Operations.    As a result of the above, income from operations increased $22.9 million, or 152.3%, from $15.0 million in 2001 to $37.9 million in 2002. As a percentage of revenue, income from operations increased from 4.4% in 2001 to 7.8% in 2002.

        Interest Expense, Net.    Net interest expense decreased $6.7 million, or 46.9% from $14.3 million in 2001 to $7.6 million in 2002. The decrease was attributable to lower average debt levels in 2002 as compared to 2001.

        Income Before Income Taxes.    Income before income taxes increased $29.6 million, or 4,083.7%, from $0.7 million in 2002 to $30.3 million in 2001.

        Provision for Income Taxes.    Our provision for income taxes was $2.0 million in 2001 and $12.4 million in 2002 representing effective tax rates of 280.1% in 2001 and 41.0% in 2002. The decrease in the effective rate is due to a certain percentage of our 2001 recapitalization expense being nondeductible for tax purposes.

        Net Income (Loss).    Net income increased $19.2 million from a net loss of $1.3 million in 2001 to net income of $17.9 million in 2002.

Comparison of Year Ended December 30, 2001 to Year Ended December 31, 2000

        Service Revenues.    Our service revenues for 2001 increased $160.9 million, or 88.4%, from $182.1 million in 2000 to $343.0 million in 2001. The majority of the increase in revenues in 2001 was attributable to a $123.4 million increase in our per diem nurse staffing revenues from $129.8 million in 2000 to $253.2 million in 2001. Approximately 73% of our revenue growth in 2001 was organic and was the result of increased volume and a favorable shift in mix with the balance the result of acquisitions and increased pricing. In 2001, price rates increased approximately 6% over 2000 rates.

        De novo branches opened in 2000 contributed $41.0 million of the increase in revenues and de novo branches opened in 2001 contributed $18.0 million of the increase. Acquisitions completed in 2000 contributed $20.5 million of the increase in revenues and acquisitions in 2001 contributed $9.1 million of the increase. The balance of the 2001 per diem nurse staffing revenue growth came from a $34.8 million increase in the revenue of branches opened prior to 2000.

        Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $37.5 million, or 71.7%, from $52.3 million in 2000 to $89.8 million in 2001. Acquisitions completed in 2000 contributed $12.6 million to the increase. The balance of the growth in 2001 of $24.9 million came from organic growth.

        Cost of Services Rendered.    Cost of services rendered increased $120.7 million, or 88.8%, from $136.0 million in 2000 to $256.7 million in 2001. The increase was attributable to the 88.4% increase in service revenues.

        Gross Profit.    Gross profit increased $40.2 million, or 87.2%, from $46.1 million in 2000 to $86.3 million in 2001, representing gross margin percentages of 25.3% in 2000 and 25.2% in 2001. The increase in gross margin percentage in 2001 was the result of improved gross profit margins in our per diem nurse and allied staffing divisions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $20.4 million, or 75.6%, from $27.0 million in 2000 to $47.4 million in 2001. As a percentage of revenue, selling, general and administrative expenses decreased from 14.8% in 2000 to 13.8% in 2001.

        Corporate and Administrative Expenses.    Corporate and administrative expenses increased $1.7 million, or 36.5%, from $4.7 million in 2000 to $6.4 million in 2001. As a percentage of revenue, corporate and administrative expenses decreased from 2.6% in 2000 to 1.9% in 2001. The decrease as a percentage of revenue was a result of increased operating leverage. The decrease occurred despite significant expansion of the corporate infrastructure required to sustain the rapid growth of the business.

        EBITDA.    As a result of the above, EBITDA increased $18.0 million, or 125.9% from $14.4 million in 2000 to $32.4 million in 2001. As a percentage of revenue, EBITDA increased from 7.9% in 2000 to 9.5% in 2001. Below is a presentation of the reconciliation of EBITDA, a non-GAAP measure, to income from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	2001	2000
	(in thousands)
EBITDA	$32,448	$14,366
Depreciation and amortization expenses	5,871	3,797
Recapitalization expenses	7,160	—
Loss on early extinguishment of debt	4,380	—

Income from operations	$15,037	$10,569

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $2.1 million, or 54.6%, from $3.8 million in 2000 to $5.9 million in 2001. The increase was due in part to a full year of goodwill amortization on our 2000 acquisitions and the goodwill amortization on our 2001 acquisitions. The balance of the increase was the result of depreciation on fixed asset additions.

        Recapitalization Expenses.    Recapitalization expenses for 2001 were $7.2 million, comprised of non-capitalizable costs incurred in conjunction with our recapitalization in October 2001. The recapitalization was accounted for as a leveraged recapitalization and, accordingly, we retained the historical cost basis of accounting.

        Loss on Early Extinguishment of Debt.    The loss on early extinguishment of debt in 2001 of $4.4 million was attributable to the write off of deferred financing costs and note discounts associated with the debt that was repaid in conjunction with our October 2001 recapitalization.

        Income from Operations.    As a result of the above, income from operations increased $4.4 million, or 42.3%, from $10.6 million in 2000 to $15.0 million in 2001. As a percentage of revenue, income from operations decreased from 5.8% in 2000 to 4.4% in 2001.

        Interest Expense, Net.    Net interest expense increased $9.3 million or 185.9% from $5.0 million in 2000 to $14.3 million in 2001. Of the $9.3 million increase, $5.0 million of net interest expense was due to the appreciation of the value of outstanding put warrants as a result of the increase in the fair value of our common stock. These put warrants were issued in connection with a $20 million subordinated promissory note issued by us on September 29, 2000. The balance of the increase was primarily the result of a higher average outstanding debt balance in 2001, which was primarily the result of borrowings made for acquisitions in 2000, the 2001 acquisition and the debt incurred in conjunction with our recapitalization, offset in part by lower average interest rates.

        Income Before Income Taxes.    Income before income taxes decreased $4.9 million, or 87.0%, from $5.6 million in 2000 to $0.7 million in 2001.

        Provision for Income Taxes.    Our provision for income taxes was relatively flat at $2.0 million for both 2000 and 2001 representing effective tax rates of 36.7% in 2000 and 280.1% in 2001. The difference in the effective rate in 2001 and our expected effective rate of 41.0% is attributable to the loss on early extinguishment of debt and non-deductible costs incurred in conjunction with our recapitalization.

        Net Income (Loss).    Net income decreased $4.8 million from net income of $3.5 million to a net loss of $1.3 million in 2001.

Unaudited Quarterly Results of Operations

        The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2001 and 2002. We derived this information from unaudited interim financial statements that have been prepared on a basis consistent with the financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	April 1, 2001	July 1, 2001	Sept. 30, 2001	Dec. 30, 2001 (3)	March 31, 2002(4)	June 30, 2002	Sept. 29 2002	Dec. 29, 2002(5)
	(in thousands, except per share amounts)
Service revenues	$71,260	$82,428	$94,344	$94,926	$103,228	$115,512	$127,521	$137,248
Cost of services rendered	53,292	61,625	70,661	71,089	76,883	86,227	95,550	103,338
Gross profit	17,968	20,803	23,683	23,837	26,345	29,285	31,971	33,910
Operating Expenses:
Selling, general and administrative expenses(1)	9,304	11,125	13,383	13,603	15,044	16,227	17,655	22,778
Corporate and administrative expenses	1,393	1,707	1,744	1,584	1,666	1,781	1,973	1,966
Depreciation and amortization expenses	1,267	1,370	1,508	1,726	853	991	1,268	1,376
Income (loss) from operations(2)	6,004	6,601	6,728	(4,296)	8,782	10,286	11,075	7,790
Income (loss) before taxes	3,095	3,126	3,207	(8,703)	4,743	8,667	10,266	6,654
Net income	1,857	1,876	1,924	(6,963)	2,797	5,113	6,057	3,927
EBITDA(6)	7,271	7,971	8,556	8,650	9,635	11,277	12,343	9,166
Basic net income (loss) per share	0.24	0.24	0.25	(4.09)	12.78	0.18	0.20	0.13
Diluted net income (loss) per share	0.07	0.07	0.07	(4.09)	0.13	0.17	0.19	0.13

(1)
Includes provision for doubtful accounts.
(2)
Pursuant to the provisions of SFAS No. 145, which we early adopted as of December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million related to the October 2001 recapitalization transaction into income from operations.
(3)
Includes $7.2 million of recapitalization expenses and $4.4 million loss on the early extinguishment of debt.
(4)
Basic net income (loss) per share excludes conversion of common stock equivalents. Prior to our initial public offering in April 2002, the majority of our outstanding shares were redeemable preferred stock and are therefore excluded from the basic per share calculation.
(5)
Includes $3.8 million selling, general and administrative expenses related to a client bankruptcy.
(6)
Below is a presentation of the reconciliation of EBITDA, a non-GAAP measure, to income (loss) from operations, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	April 1, 2001	July 1 2001	Sept. 30 2001	Dec. 30 2001	March 31 2002	June 30, 2002	Sept. 29 2002	Dec. 29 2002
EBITDA	$7,271	$7,971	$8,556	$8,650	$9,635	$11,277	$12,343	$9,166
Depreciation and amortization expenses	1,267	1,370	1,508	1,726	853	991	1,268	1,376
Recapitalization expenses	—	—	320	6,840	—	—	—	—
Loss on early extinguishment of debt	—	—	—	4,380	—	—	—	—

Income (loss) from operations	$6,004	$6,601	$6,728	$(4,296)	$8,782	$10,286	$11,075	$7,790

Seasonality

        Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas, particularly Florida, that experience seasonal fluctuations in population, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

        Historically, the number of temporary healthcare professionals on assignment has increased from December through March followed by declines or minimal growth from April through November. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

        We have funded our cash needs since 1999 through various equity and debt issuances and through cash flow from operations and management. Currently, we have no commitments to make any material capital expenditures.

        In October 2001, an investment group led by Warburg Pincus acquired a majority interest in our company in a recapitalization that provided us with proceeds from new equity and senior debt issuances totaling approximately $156 million and advances from a new senior credit facility totaling $105 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and accrued interest totaling approximately $82.0 million, as consideration for the acquisition of the former stockholders' equity interests for approximately $173.0 million, and to pay recapitalization costs of approximately $7.2 million.

        On April 23, 2002, we completed our initial public offering of 7,812,500 shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by us, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of our outstanding balance under the senior unsecured notes, and approximately $93.4 million of our outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21,075,645 shares of common stock.

        As of December 29, 2002, we had cash totaling $4.6 million, working capital totaling $81.1 million and unused availability under our committed credit facility totaling $2.0 million. We used $5.9 million of cash from operating activities during 2002 compared to $1.7 million of cash from operating activities during 2001.

        As of December 30, 2001, we had cash totaling $11.2 million, working capital totaling $54.7 million and unused availability under our committed credit facility totaling $5.0 million. We used $1.7 million of cash from operating activities during 2001 compared to $9.0 million of cash from operating activities during 2000.

        Cash flows from operating activities was negatively impacted in 2002 and 2001, due to cash required to fund our de novo branches partially offset by the positive impact of increased earnings before non-cash expenses. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professional, fluctuations in patient occupancy at our hospitals and healthcare facility clients and changes in state and federal regulations relating to our business.

        We have a senior credit facility which consists of a term loan arrangement and a revolving line of credit. On July 3, 2002, we amended the terms of the senior credit facility and entered into a $25.0 million note. In accordance with the amendment, the remaining balance on the existing senior credit facility was paid off. On October 3, 2002, we amended the terms of the senior credit facility and entered into a $65.0 million note with terms and rights identical to the previous Term A notes and reduced the borrowing capacity of the revolving loan from $20.0 million to $15.0 million. The term loan bears interest at variable effective interest rates with a weighted average interest rate of 4.63% as of December 29, 2002, and is due in quarterly installments beginning March 31, 2003 through its maturity in October 2006 in the amount of $65.0 million. The senior credit facility is collateralized by substantially all of our assets and requires us to comply with various quarterly financial covenants, including covenants for ratios of leverage and fixed charges to EBITDA. At December 29, 2002, we were in compliance with all covenants under our senior credit facility.

        As of December 29, 2002, there was $78.0 million outstanding under our term loan and our revolving loan and unused capacity of $2.0 million under our revolving loan. As of December 29, 2002, the weighted average interest rate for the loans under our senior credit facility was 5.9%.

        As the borrower under our senior credit facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $250,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary's ability to distribute cash to us will limit our ability to obtain and service any additional debt at the holding company level. In addition, our subsidiary is subject to restrictions under the senior credit facility against incurring additional indebtedness.

        We believe that our current cash balances, together with our existing credit lines and other available sources of liquidity and expected cash flows from our operating activities, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Critical Accounting Policies

        In response to the Security and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

        We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. The adequacy of this allowance is determined by continually evaluating customer receivables, considering the customers' financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  We have recorded goodwill and other intangibles resulting from our acquisitions through December 29, 2002. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on results of operations.

  •
  We maintain an accrual for our health, workers compensation and professional liability that are either self-insured or partially self-insured and are classified in accounts payable. The adequacy of these accruals are determined by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on Company-specific actuarial computations and industry experience and trends. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in its methodologies and reduce or provide for additional accruals as appropriate.

  •
  We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our financial condition or results of operations, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Caution Concerning Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment disclosures. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITDA and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

  •
  Our ability to attract and retain qualified nurses and other healthcare personnel;

  •
  Our ability to enter into contracts with healthcare facility clients on terms attractive to us;

  •
  The functioning of our information systems;

  •
  The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

  •
  Our clients' ability to pay for services;

  •
  The effect of liabilities and other claims asserted against us;

  •
  The effect of competition in the markets we serve; and

  •
  Our ability to carry out our business strategy.

        Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On December 29, 2002, we had borrowings of $78.0 million under our senior credit facility that were subject to variable rates, with a blended rate of 5.0%. As of December 29, 2002, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.8 million on an annual basis after considering the effect of the interest rate swap described below. During the year ended December 29, 2002, we were a party to an interest rate swap agreement with a notional amount of $50.0 million. Under the swap agreement, the net settlement was computed on a quarterly basis as the difference between the 90-day LIBOR and the fixed rate of 4.34%. This resulted in a fixed interest rate on $50.0 million of borrowings under our credit facility at 4.34% effective December 24, 2001, plus the applicable margin. The swap agreement was terminated on May 9, 2002 for approximately $460,000. In addition, during the year ended December 29, 2002, there was exposure to market risk associated with our senior unsecured note which bore interest at a fixed rate. The carrying amount of the senior unsecured notes approximated fair value as the terms of the debt were based on similar terms, maturities, and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. Our senior unsecured notes were redeemed in full with proceeds from our initial public offering. Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Foreign Currency Risk

        We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that we will not be adversely affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

        The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        We have had no disagreements with our independent accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding our directors and executive officers is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Board Nominees Proposal—Directors and Executive Officers", "—Nominees for Class II Directors—Term Expiring 2006", "—Class III Directors—Term Expiring 2004", "—Class I Directors—Term Expiring 2005", "—Non-Director Executive Officers" and "—Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding executive compensation is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Board Nominees Proposal—Board Committees", "—Director Compensation," "—Executive Compensation", "—Employment Agreements", "—Compensation Committee Interlocks and Insider Participation" and "Incentive Plan Proposal" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Managers

        Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption "Board Nominees Proposal—Principal Stockholders" and is incorporated herein by reference.

Item 13. Security Relationships of Certain Beneficial Owners and Management

        Information regarding security relationships of certain beneficial owners and management is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption "Board Nominees Proposal—Certain Transactions" and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2003 (must be a date on or after December 29, 2002) was carried out by us under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objective of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in internal controls or other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. Financial Statements

        The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules

        The information required to be presented by this item is presented commencing on page S-1 of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K

        The following Report on Form 8-K was filed by us during the quarter ended December 29, 2002:

        Report on Form 8-K providing notice of the acquisition of Clinical Resource Services, Inc. and Health Search International, Inc. under Item 2, filed on November 22, 2002.

  (c)
  Exhibits

        See the Exhibit Index attached to this registration statement which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.
By:	/s/ ROBERT J. ADAMSON Robert J. Adamson President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. ADAMSON Robert J. Adamson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ KEVIN S. LITTLE Kevin S. Little	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003
/s/ JOEL ACKERMAN Joel Ackerman	Director	March 28, 2003
/s/ DAVID J. WENSTRUP David J. Wenstrup	Director	March 28, 2003
/s/ SCOTT F. HILINSKI Scott F. Hilinski	Director	March 28, 2003
/s/ THOMAS E. TIMBIE Thomas E. Timbie	Director	March 28, 2003
/s/ ANNE BOYKIN Anne Boykin	Director	March 28, 2003
/s/ PHILIP INCARNATI Philip Incarnati	Director	March 28, 2003

CERTIFICATIONS

I, Robert J. Adamson, certify that:

1.
I have reviewed this annual report on Form 10-K of Medical Staffing Network Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT J. ADAMSON Robert J. Adamson Chief Executive Officer and President

I, Kevin S. Little, certify that:

1.
I have reviewed this annual report on Form 10-K of Medical Staffing Network Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ KEVIN S. LITTLE Kevin S. Little Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
2.2
First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
2.3
Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 22, 2002).
2.4
Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated November 22, 2002).
3.1		Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc.
3.2		Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc.
4.1
Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
4.2		Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, dated April 1, 2002 [Registration Number 333-82438]).
10.1
Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.2	+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.3	+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.4	+
Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).

10.5	+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.6	+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.7	+
Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.8	+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated August 20, 2001 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.9	+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 26, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.10	+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated August 20, 2001 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.11	+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated October 26, 2001 (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.12	+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Jeffrey Jacobsen, dated November 1, 1999 (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.13	+
Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.14	+
Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).

10.15	+
2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.16	+
Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.17
Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.18
Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.
10.19
Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.
10.20
Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.
10.21
Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.
10.22
Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.23
Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.24
Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.25
Lease Agreement between Fairfax Boca "92 LP and Medical Staffing Network, Inc., dated November 22, 1999 (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).

10.26
Lease Amendment No. 1 between Fairfax Boca "92 LP and Medical Staffing Network, Inc., dated July 31, 2001 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
10.27
License and Master Agreement between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc., dated February 8, 2002 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, dated March 15, 2002 [Registration Number 333-82438]).
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, dated February 8, 2002 [Registration Number 333-82438]).
23.1	Consent of Ernst & Young LLP.
99.1	Certification of Robert J. Adamson.
99.2	Certification of Kevin S. Little.

+
Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

Contents

Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheets as of December 30, 2001 and December 29, 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2000, December 30, 2001 and December 29, 2002	F-4
Consolidated Statements of Changes in Redeemable Preferred Stock and Common Stockholders' (Deficit) Equity for the years ended December 31, 2000, December 30, 2001 and December 29, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 30, 2001 and December 29, 2002	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Medical Staffing Network Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries (the Company) as of December 30, 2001 and December 29, 2002, and the related consolidated statements of operations, changes in redeemable preferred stock and common stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 30, 2001 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill, its method of reporting gains and losses on the early extinguishment of debt and its classification of reimbursements for out-of-pocket expenses during the year ended December 29, 2002, all related to the adoption of recent accounting principles.

/s/ Ernst & Young LLP
Miami, Florida February 11, 2003

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30, 2001	December 29, 2002
ASSETS
Current assets:
Cash	$11,253,199	$4,594,513
Accounts receivable, net of allowance for doubtful accounts of $2,181,767 and $2,756,596 at December 30, 2001 and December 29, 2002, respectively	65,190,898	93,780,096
Prepaid expenses	5,032,378	5,362,771
Other current assets	1,014,641	4,858,407

Total current assets	82,491,116	108,595,787
Furniture and equipment, net	7,315,574	12,642,562
Goodwill, net	66,958,316	114,436,992
Intangible assets, net	1,331,000	3,840,055
Other assets	3,923,288	8,567,343

Total assets	$162,019,294	$248,082,739

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,271,571	$5,149,063
Accrued payroll and related liabilities	8,948,662	9,365,662
Other current liabilities	3,186,974	3,105,079
Current portion of long-term debt	10,034,721	8,775,000
Current portion of capital lease obligations	329,922	1,055,260

Total current liabilities	27,771,850	27,450,064
Long-term debt, net of current portion	105,000,000	69,225,000
Senior subordinated debt to related parties	59,319,327	—
Capital lease obligations, net of current portion	661,096	1,342,887
Other liabilities	2,371,960	4,397,126

Total liabilities	195,124,233	102,415,077
Commitments and contingencies
Redeemable preferred stock	124,616,794	—
Common stockholders' (deficit) equity:
Common stock, $0.01 par value, 75,000,000 authorized: 26,547 and 30,118,625 issued and outstanding at December 30, 2001 and December 29, 2002, respectively	265	301,186
Additional paid-in-capital	—	283,847,795
Promissory notes due for purchases of common stock	(4,550,877)	—
Accumulated other comprehensive loss, net of taxes	—	(105,107)
Accumulated deficit	(153,171,121)	(138,376,212)

Total common stockholders' (deficit) equity	(157,721,733)	145,667,662

Total liabilities, redeemable preferred stock, and common stockholders' (deficit) equity	$162,019,294	$248,082,739

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Service revenues	$182,044,952	$342,958,278	$483,508,912
Cost of services rendered	135,971,176	256,666,905	361,998,134

Gross profit	46,073,776	86,291,373	121,510,778
Operating expenses:
Selling, general and administrative	26,062,511	45,632,978	65,335,839
Provision for doubtful accounts	934,308	1,781,682	6,367,823
Corporate and administrative	4,710,908	6,428,208	7,386,178
Recapitalization transaction fees	—	7,159,809	—
Loss on early extinguishment of debt	—	4,379,974	—
Depreciation	1,151,593	2,139,116	4,144,565
Amortization	2,645,583	3,732,048	342,965

Income from operations	10,568,873	15,037,558	37,933,408
Interest expense, net	5,006,637	14,312,598	7,603,207

Income before provision for income taxes	5,562,236	724,960	30,330,201
Provision for income taxes	2,042,063	2,031,371	12,436,500

Net income (loss)	3,520,173	(1,306,411)	17,893,701
Deduct required dividends on convertible preferred stock	—	1,803,505	3,098,792

Income (loss) available to common stockholders	$3,520,173	$(3,109,916)	$14,794,909

Basic net income (loss) per share	$0.46	$(0.49)	$0.70

Diluted income (loss) per share	$0.13	$(0.49)	$0.62

Weighted average number of common shares outstanding:
Basic	7,581,172	6,338,370	21,177,016

Diluted	26,816,998	6,338,370	28,636,839

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS' (DEFICIT) EQUITY

Redeemable Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 1999	1,510,824	$5,009,613	1,896,581	$6,182,040	624,413	$3,313,897	1,470,000	$7,207,198
Issuance of common stock for promissory notes	—	—	—	—	—	—	—	—
Issuance of nonvoting common stock for $2.13 per share	—	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance at December 31, 2000	1,510,824	5,009,613	1,896,581	6,182,040	624,413	3,313,897	1,470,000	7,207,198
Repurchased and converted common and preferred stock and warrants in recapitalization	(1,510,824)	(5,009,613)	(1,896,581)	(6,182,040)	(624,413)	(3,313,897)	(1,470,000)	(7,207,198)
New equity issued in recapitalization	—	—	—	—	—	—	—	—
Payment of stock subscription	—	—	—	—	—	—	—	—
Dividends on Series I Convertible Preferred Stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 30, 2001	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of taxes	—	—	—	—	—	—	—	—
Comprehensive income
Dividends on Series I Convertible Preferred Stock	—	—	—	—	—	—	—	—
Conversion of redeemable preferred stock into common stock	—	—	—	—	—	—	—	—
Sale of common stock under public offering, net of expenses	—	—	—	—	—	—	—	—
Stock subscription payment	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—

Balance at December 29, 2002	—	$—	—	$—	—	$—	—	$—

Continued on next page.

	Redeemable Preferred Stock				Common Stockholders' (Deficit) Equity
	Series E		Series I		Common Stock
	Shares	Dollars	Shares	Dollars	Shares	Par
Balance at December 31, 1999	30,000	$147,086	—	$—	9,016,292	$90,163
Issuance of common stock for promissory notes	—	—	—	—	2,739,417	27,394
Issuance of nonvoting common stock for $2.13	—	—	—	—	234,663	2,347
Stock issuance costs	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance at December 31, 2000	30,000	147,086	—	—	11,990,372	119,904
Repurchased and converted common and preferred stock and warrants in recapitalization	(30,000)	(147,086)	—	—	(11,990,372)	(119,904)
New equity issued in recapitalization	—	—	6,602,865	122,813,289	26,547	265
Payment of stock subscription	—	—	—	—	—	—
Dividends on Series I Convertible Preferred Stock	—	—	—	1,803,505	—	—
Net loss	—	—	—	—	—	—

Balance at December 30, 2001	—	—	6,602,865	124,616,794	26,547	265
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized loss on derivative, net of taxes	—	—	—	—	—	—
Comprehensive income
Dividends on Series I Convertible Preferred Stock	—	—	—	3,098,792	—	—
Conversion of redeemable preferred stock into common stock	—	—	(6,602,865)	(127,715,586)	21,075,645	210,756
Sale of common stock under public offering, net of expenses	—	—	—	—	8,984,375	89,845
Stock subscription payment	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	32,058	320

Balance at December 29, 2002	—	$—	—	$—	30,118,625	$301,186

Continued on next page.

	Additional Paid-in Capital	Promissory Notes	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Common Stockholders' (Deficit) Equity
Balance at December 31, 1999	$6,647,753	$(1,670,625)	$—	$835,462	$5,902,753
Issuance of common stock for promissory notes	5,234,481	(5,261,875)	—	—	—
Issuance of nonvoting common stock for $2.13	497,653	—	—	—	500,000
Stock issuance costs	(15,470)	—	—	—	(15,470)
Net income	—	—	—	3,520,173	3,520,173

Balance at December 31, 2000	12,364,417	(6,932,500)	—	4,355,635	9,907,456
Repurchased and converted common and preferred stock and warrants in recapitalization	(12,364,417)	—	—	(154,577,446)	(167,061,767)
New equity issued in recapitalization	160,606	—	—	—	160,871
Payment of stock subscription	—	2,381,623	—	—	2,381,623
Dividends on Series I Convertible Preferred Stock	(160,606)	—	—	(1,642,899)	(1,803,505)
Net loss	—	—	—	(1,306,411)	(1,306,411)

Balance at December 30, 2001	—	(4,550,877)	—	(153,171,121)	(157,721,733)
Comprehensive income:
Net income	—	—	—	17,893,701	17,893,701
Unrealized loss on derivative, net of taxes	—	—	(105,107)	—	(105,107)

Comprehensive income					17,788,594
Dividends on Series I Convertible Preferred Stock	—	—	—	(3,098,792)	(3,098,792)
Conversion of redeemable preferred stock into common stock	127,504,830	—	—	—	127,715,586
Sale of common stock under public offering, net of expenses	156,189,245	—	—	—	156,279,090
Stock subscription payment	—	4,550,877	—	—	4,550,877
Exercise of stock options	153,720	—	—	—	154,040

Balance at December 29, 2002	$283,847,795	$—	$(105,107)	$(138,376,212)	$145,667,662

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Operating activities
Net income (loss)	$3,520,173	$(1,306,411)	$17,893,701
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on early extinguishment of debt	—	4,379,973	—
Accretion of put warrants	—	5,043,468	—
Depreciation and amortization	3,797,176	5,871,164	4,487,530
Amortization of debt issuance cost	170,671	840,089	851,307
Deferred income taxes	171,694	405,260	1,525,806
Provision for doubtful accounts	934,308	1,781,682	6,367,823
Loss on derivative instrument	—	—	364,015
Changes in operating assets and liabilities:
Accounts receivable	(17,937,907)	(25,127,168)	(28,215,721)
Prepaid expenses and other current assets	(595,470)	(4,067,147)	(2,552,931)
Other assets	(1,589,689)	(191,169)	(1,395,362)
Accounts payable	555,809	3,745,102	(2,488,674)
Accrued payroll and related liabilities	1,778,741	4,155,064	(682,145)
Other current liabilities	264,127	1,594,789	(551,017)
Other liabilities	(78,898)	1,221,567	(1,473,319)

Net cash used in operating activities	(9,009,265)	(1,653,737)	(5,868,987)
Investing activities
Cash paid for acquisitions, net of cash acquired	(21,021,140)	(10,243,257)	(58,094,630)
Purchases of furniture and equipment, net	(1,855,547)	(2,966,551)	(4,143,643)
Purchases of leasehold improvements	(136,546)	—	—
Capitalized internal software costs	(724,878)	(1,401,380)	(2,299,564)

Net cash used in investing activities	(23,738,111)	(14,611,188)	(64,537,837)
Financing activities
Proceeds from issuance of common stock	—	138,236	—
Proceeds from issuance of redeemable preferred stock	—	105,531,322	—
Proceeds from issuance of senior subordinated debt	—	50,972,067	—
Repurchase of common stock in recapitalization	—	(149,900,005)	—
Exercise and (repurchase) net, of warrants in recapitalization	—	(13,369,734)	—
Repurchase of put warrants in recapitalization	—	(7,774,301)	—
Proceeds from promissory notes	—	2,381,623	4,550,877
Proceeds from borrowings on credit facility, net of financing costs	29,832,808	98,205,856	73,994,297
Proceeds from borrowings on subordinated debt facility, net of discount	17,269,167	—	—

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Payments on debt issue costs	$—	$—	$(994,297)
Proceeds from sale of put warrants	2,730,833	—	—
Proceeds from sale of common stock, net of issuance costs	484,530	—	156,279,090
Proceeds from exercise of stock options	—	—	154,040
Principal payments under capital lease obligations	(118,768)	(210,010)	(881,821)
Net proceeds on revolving credit agreements	—	6,550,000	—
Principal payments on outstanding debt	(17,560,658)	(65,211,845)	(169,354,048)

Net cash provided by financing activities	32,637,912	27,313,209	63,748,138

Net (decrease) increase in cash	(109,464)	11,048,284	(6,658,686)
Cash at beginning of year	314,379	204,915	11,253,199

Cash at end of year	$204,915	$11,253,199	$4,594,513

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in exchange for retained shares	$—	$22,635	$—

Redeemable preferred stock in exchange for retained shares	$—	$17,281,967	$—

Senior subordinated debt issued in exchange for retained shares	$—	$8,347,260	$—

Purchases of equipment through capital leases	$320,910	$613,466	$2,075,816

Capital leases assumed in connection with acquisitions	$3,585	$—	$213,134

Supplemental disclosures of cash flow information:
Interest paid	$4,686,555	$13,416,151	$4,871,247

Income taxes paid	$2,055,000	$4,851,670	$7,882,416

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Medical Staffing Network Holdings, Inc., formerly known as MSN Holdings, Inc. (the Company), a Delaware corporation, is a provider of healthcare staffing services in the United States. The Company's per diem staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company's client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company's chief operating decision maker when making resource allocation decisions and for assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. These healthcare-staffing services represent 100% of the Company's consolidated revenue for each of the years ended December 31, 2000, December 30, 2001 and December 29, 2002.

Recent Accounting Pronouncements

Accounting for Business Combinations

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. These new standards were effective for the Company beginning in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of SFAS No. 142, the Company completed its annual impairment test and determined that there was no impairment of goodwill or other intangible assets with an indefinite life. For additional discussion on the impact of adopting SFAS No. 142, see Note 3.

Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The Company adopted SFAS No. 144 on December 31, 2001. The adoption did not affect the Company's financial position or results of operations for the periods presented.

Financial Statement Presentation of Early Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. The Company elected to early adopt the provisions as of December 29, 2002 and as such, the Company was required to reclassify its extraordinary loss on early extinguishment of debt of $2,731,790, net of tax benefit of $1,648,184, related to the October 2001 recapitalization transaction into income from operations for the year ended December 30, 2001.

Exit or Disposal Activity Costs

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of SFAS 146 as of December 30, 2002. The adoption of this new accounting standard may delay the period or periods in which any future restructuring costs are recognized.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS No. 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 148, the Company has added the required disclosures to the "Stock-Based Compensation" subsection in the "Summary of Significant Accounting Policies" section below.

Revenue Classification Changes

        In November 2001, the Emerging Issues Task Force (EITF) of the FASB announced EITF Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which has subsequently been recharacterized as EITF 01-14, which is effective for financial statements beginning after December 31, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company has adopted EITF 01-14 in its quarter ended June 30, 2002. The Company has historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. In accordance with the transition guidance included in EITF

01-14, the Company's adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 01-14 did not affect the Company's net income, financial position or cash flows. The reclassification resulted in an increase in both service revenues and cost of services rendered for the year ended December 30, 2001 of $4,577,894. There was no impact on service revenues and cost of services rendered for the year ended December 31, 2000.

Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowances for doubtful accounts, the determination of required accruals for health, workers' compensation and product liability that are partially self funded and the determination of estimates used in the impairment analysis of goodwill and identified intangible assets.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Staffing Network Holdings, LLC (MSN LLC) and Medical Staffing Network, Inc., a wholly-owned subsidiary of MSN LLC. All material intercompany transactions and balances have been eliminated in consolidation.

        The Company's fiscal year consists of 52 weeks ending on the Sunday nearest the last day of December in each year.

Concentrations of Credit Risk

        Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and health care sectors in the United States and, accordingly, the Company is exposed to their respective business, economic and country-specific variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors.

        The Company's allowance for doubtful accounts totaled $2,181,767 and $2,756,596 at December 30, 2001 and December 29, 2002, respectively.

Cash and Cash Equivalents

        For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the creditworthiness of its depository banks. The Company has not experienced any losses on deposits.

Furniture and Equipment

        Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging generally from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or their estimated useful lives, whichever is shorter.

        Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of income. Software development costs are being amortized using the straight-line method over three years.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 6 to 7.5 years. Pursuant to the provisions of SFAS No. 142, which the Company adopted in 2002, the Company ceased amortizing goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset exceeds its fair value, as measured by projected discounted future cash flows. This differs from the Company's prior policy, in accordance with accounting standards in effect at that time, of using undiscounted future cash flows to determine its fair value. An impairment test is required to be performed annually or more frequently if circumstances indicate a test is necessary. The Company completed the transitional impairment test of goodwill and intangible assets with an indefinite life during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or intangible assets with an indefinite life as of the transition date, December 31, 2001. The Company completed its annual impairment test during the fourth quarter of 2002 and determined that there was no impairment of goodwill or other intangible assets with an indefinite life.

        The Company accounts for long-lived assets with definite useful lives pursuant to SFAS No. 144, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with a definite useful life is determined by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds the fair value, as measured by projected undiscounted future cash flows.

Reserves for Claims

        Workers' compensation and health care benefits are provided under self-insured and partially self-funded plans, respectively, for certain employees. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and health care benefits based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported.

        The ultimate cost of workers' compensation and health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. Accruals for workers' compensation claims and health care benefits are included in accounts payable in the consolidated balance sheets.

Debt Issuance Costs

        Deferred costs related to the issuance of debt are being amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of $3,707,144, less accumulated amortization of $111,561 at December 30, 2001, and $4,701,442, less accumulated amortization of $862,868 at December 29, 2002, are recorded in the consolidated balance sheets.

Revenue Recognition

        Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered.

        Pursuant to the adoption of EITF 01-14 in June 2002, the Company now records as service revenues, gross reimbursements received for out-of-pocket expenses incurred, which includes reimbursement paid by the Company to employees for out-of-pocket expenses. Reimbursable out-of-pocket expenses include travel, per diem allowances and housing for certain long-term contract employees.

Stock-Based Compensation

        The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during each of the years ended December 31, 2000, December 30, 2001 and December 29, 2002 for stock-based employee compensation awards. The Company follows the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, for stock options issued to nonemployees.

        The effect of applying the fair value method prescribed by SFAS No. 123 to the Company's options would have the Company recording the following pro forma net income (loss) and net income (loss) per share amounts:

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Net income (loss) as reported	$3,520,173	$(1,306,411)	$17,893,701
Fair value method of stock based compensation, net of tax	(50,028)	(100,680)	(1,067,309)

Pro forma net income (loss)	$3,470,145	$(1,407,091)	$16,826,392

Reported income (loss) per common share:
Basic	$0.46	$(0.49)	$0.70
Diluted	$0.13	$(0.49)	$0.62
Pro forma income (loss) per common share:
Basic	$0.46	$(0.22)	$0.65
Diluted	$0.13	$(0.22)	$0.59

        Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Expected life	5	5 - 8	3 - 8
Risk-free interest rate	6.72%	3.76% - 4.91%	2.02% - 3.68%
Volatility	60%	60%	65%
Dividend yield	0%	0%	0%

Earnings Per Share

        In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the 2001 per share calculation because their effect would have been anti-dilutive. See Note 13 for the calculation of earnings (loss) per share.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company had one derivative financial instrument, an interest rate swap agreement, which is more fully disclosed in Note 16.

        During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), effective as of January 1, 2001. SFAS No. 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. As the Company's derivative instrument is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

        The Company implemented the provisions of SFAS No. 133 on January 1, 2001. As of December 29, 2002, the Company marked to market the fair value of the interest rate swap and recorded a $105,107 loss.

Comprehensive Income

        SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company's net income (loss) and unrealized loss on the derivative instrument for the years ended December 31, 2000, December 30, 2001 and December 29, 2002. The following table sets forth the computation of comprehensive income for the periods indicated:

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Net income (loss)	$3,520,173	$(1,306,411)	$17,893,701
Other comprehensive income (loss):
Unrealized loss on derivative, net of taxes	—	—	(105,107)

Total other comprehensive income (loss)	$3,520,173	$(1,306,411)	$17,788,594

Reclassifications

        Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

2. ACQUISITIONS

        In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of STAT Medical Services, Inc. (STAT), a temporary healthcare staffing company, for approximately $10.3 million in cash, of which approximately $2.0 million was held in escrow, and the potential for additional consideration contingent upon STAT achieving certain financial results. Approximately $8.9 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income beginning from its date of acquisition.

        In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of Medical Staffing Services, Inc. (MSS), a temporary healthcare staffing company, for approximately $0.8 million in cash, of which $0.2 million was held in escrow, and the potential for additional consideration contingent upon MSS achieving certain financial results. Approximately $0.7 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services and market penetration within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income beginning from its date of acquisition.

        In July 2002, the Company acquired certain assets and liabilities of Pro Med, Inc. (Pro Med), a temporary healthcare staffing company, for approximately $5.1 million in cash, of which approximately $0.5 million was held in escrow, and the potential for additional consideration contingent upon Pro Med achieving certain financial results. Approximately $4.8 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income beginning from its date of acquisition.

        In August 2002, the Company acquired certain assets and liabilities of Pharmstaff, Ltd., a provider of temporary pharmacists and pharmacy technicians to hospitals and other facilities, for approximately

$9.0 million in cash, of which approximately $0.4 million was held in escrow, and the potential for additional consideration contingent upon Pharmstaff achieving certain financial results. Approximately $8.5 million was allocated to goodwill. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

        In October 2002, the Company acquired certain assets and liabilities of B&G Nurse Registry (B&G), a temporary healthcare staffing company, for approximately $8.6 million in cash, of which approximately $1.7 million was held in escrow, and the potential for additional consideration contingent upon B&G achieving certain financial results. Approximately $6.8 million and $529,000 were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

        In November 2002, the Company acquired substantially all of the assets and certain of the liabilities of Clinical Resource Services, Inc. and Health Search International, Inc. (collectively, CRS/HSI), both of which operate healthcare staffing businesses under common control and ownership, for approximately $13.8 million in cash, of which approximately $2.1 million was held in escrow, with the potential for additional consideration contingent upon CRS/HSI achieving certain financial results. Approximately $12.0 million and $456,000 were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

        In December 2002, the Company acquired substantially all of the assets and certain of the liabilities of Travel Nurse International (TNI), a temporary healthcare staffing company, for approximately $5.5 million in cash, of which approximately $3.5 million was held in escrow, and the potential for additional consideration contingent upon TNI achieving certain financial results. Additionally, $4,000,000 was loaned to the seller pursuant to a promissory note in favor of the Company bearing an interest rate of 6% per annum. Approximately $4.0 million and $977,000 were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

        The allocation of purchase price related to the acquisitions completed during the year ended December 29, 2002 is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments.

        On June 10, 2001, the Company acquired substantially all of the assets and certain of the liabilities of Excel Staffing Services, Inc. (Excel), a temporary health care staffing company, in exchange for approximately $7.8 million in cash of which $2.0 million was held in escrow, and the potential for additional consideration contingent upon Excel achieving certain financial results. The purchase price exceeded the fair value of the assets acquired by approximately $9.1 million, of which $1.4 million was allocated to the fair value of noncompete agreements entered into with the former owners.

        On February 19, 2000, the Company acquired certain of the assets and liabilities of Medix Resources, Inc., a temporary health care staffing and computer services company, in exchange for approximately $500,000 in cash and a note payable at the prime rate plus 1% in the amount of $500,000 due on February 19, 2001. The purchase price exceeded the fair value of the assets acquired by approximately $1.0 million.

        On March 12, 2000, the Company acquired substantially all of the assets and liabilities of Best Nursing, a temporary health care staffing company, in exchange for approximately $1.0 million in cash and a 7% note payable in the amount of $495,000 due on March 12, 2001. The purchase price exceeded the fair value of the assets acquired by approximately $1.5 million.

        On October 9, 2000, the Company acquired substantially all of the assets and liabilities of American Anesthesia Services, Inc. (AASI), a temporary health care staffing company, in exchange for approximately $5.6 million in cash and the potential for nominal additional consideration contingent upon AASI achieving certain financial results. The purchase price exceeded the fair value of the assets acquired by approximately $5.6 million.

        On October 11, 2000, the Company acquired substantially all of the assets and liabilities of NursingCare USA (NC USA), a temporary health care staffing company, in exchange for approximately $1.0 million cash and the potential for nominal additional consideration contingent upon NC USA achieving certain financial results. The purchase price exceeded the fair value of the assets acquired by approximately $1.0 million.

        On November 17, 2000, the Company acquired certain of the assets and liabilities of Health Med, Inc. (Health Med), a temporary health care staffing company, in exchange for approximately $12.9 million in cash and the potential for nominal additional consideration contingent upon Health Med achieving certain financial results. The purchase price exceeded the fair value of the assets acquired by approximately $11.5 million.

        In addition, during 2002, the Company paid approximately $1.7 million of additional consideration related to the seven acquisitions. In 2001, the Company paid approximately $474,000 of additional consideration related to the Health Med and AASI acquisitions. In 2000, the Company paid approximately $275,000 of additional consideration related to the Z Healthcare Enterprises, Inc. acquisition, an acquisition completed on July 9, 1999.

        All acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of the acquired operations from the acquisition dates.

2. ACQUISITIONS (Continued)

        The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Net revenues	$199,660,000	$429,898,000	$551,076,000
Income from operations	13,408,000	17,754,000	42,013,000
Net income (loss)	4,096,000	(301,000)	19,839,000
Income (loss) available to common stockholders	4,096,000	(2,105,000)	16,740,000
Earnings per share:
Basic	0.54	(0.33)	0.79
Diluted	0.16	(0.33)	0.69

3. GOODWILL AND INTANGIBLE ASSETS

        As discussed in Note 1, as of December 31, 2001, the Company adopted SFAS No. 142, which requires companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life. Identifiable intangibles with definite lives will continue to be amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. The Company performed the transitional test upon adoption and determined that there was no impairment of goodwill or intangibles with an indefinite useful life. The Company performed its annual review in the fourth quarter of 2002 and determined that there was no impairment of goodwill or intangibles with an indefinite life. The Company will perform its annual impairment review during the fourth quarter of each year.

        Goodwill increased by $47.4 million from $67.0 million at December 30, 2001 to $114.4 million at December 29, 2002. The increase relates to the seven acquisitions the Company made during the year ended December 29, 2002; see Note 2 for individual acquisition details. No goodwill was deemed to be impaired during the year.

        As of December 30, 2001 and December 29, 2002, the Company's intangible assets, other than goodwill, and related accumulated amortization, consisting primarily of noncompete agreements, were as follows:

	December 30, 2001	December 29, 2002
Intangible assets:
Gross	$1,509,000	$4,361,020
Accumulated amortization	(178,000)	(520,965)

Net	$1,331,000	$3,840,055

        In 2002, the Company purchased intangible assets, primarily in the form of noncompete agreements, with a gross carrying value of $2.9 million related to the various acquisitions it made during the year. The Company recorded amortization expense on goodwill and intangibles of $2,645,583, $3,732,048 and $342,965 for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively. The Company adopted the provisions of SFAS No. 142 and, as such, goodwill and intangible assets with an indefinite life ceased being amortized after December 30, 2001.

        The estimated annual amortization expense for intangible assets for the next five fiscal years is as follows:

2003	$652,933
2004	648,183
2005	633,933
2006	633,933
2007	624,990

        The following pro forma information presents net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized, as if the adoption of SFAS No. 142 had occurred on January 1, 2000:

	Year Ended December 31, 2000
	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
As reported—historical	$3,520,173	$0.46	$0.13
Add: Goodwill amortization, net of taxes	1,572,104	0.21	0.06

Pro Forma	$5,092,277	$0.67	$0.19

	Year Ended December 30, 2001
	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
As reported—historical	$(3,109,916)	$(0.49)	$(0.49)
Add: Goodwill amortization, net of taxes	2,212,031	0.35	0.35

Pro Forma	$(897,885)	$(0.14)	$(0.14)

4. FURNITURE AND EQUIPMENT

        Furniture and equipment consist of the following:

	December 30, 2001	December 29, 2002
Leasehold improvements	$236,657	$713,563
Furniture and equipment	6,141,801	10,118,314
Internally developed software	3,147,725	5,447,289
Equipment held under capital leases	1,362,720	3,432,078

Total	10,888,903	19,711,244
Less accumulated depreciation and amortization	(3,573,329)	(7,068,682)

Furniture and equipment, net	$7,315,574	$12,642,562

        Accumulated amortization on assets held under capital leases was $404,964 and $1,120,775 at December 30, 2001 and December 29, 2002, respectively.

5. INCOME TAXES

        At December 31, 2000, December 30, 2001 and December 29, 2002, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

        The provision for income taxes is as follows:

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Current income taxes	$1,870,369	$1,626,111	$10,910,694
Deferred income taxes	171,694	405,260	1,525,806

Provision for income taxes	$2,042,063	$2,031,371	$12,436,500

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 30, 2001	December 29, 2002
Deferred tax assets:
Provision for doubtful accounts	$820,999	$2,520,207
Accrued expenses and reserves	122,646	146,538
Net operating loss carryforward	1,873	—

Total deferred tax assets	945,518	2,666,745
Deferred tax liabilities:
Intangibles	665,455	2,956,029
Fixed assets and software amortization	361,590	1,318,049

Total deferred tax liabilities	1,027,045	4,274,078

Net deferred tax assets (liabilities)	$(81,527)	$(1,607,333)

        SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2000, December 30, 2001 and December 29, 2002.

        The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Tax at U.S. statutory rate	34.00%	34.00%	35.00%
State taxes, net of federal benefit	3.63	3.63	3.58
Nondeductible items	2.24	237.86	1.56
Other	(3.16)	4.65	0.86

Effective income tax rate	36.71%	280.14%	41.00%

6. LONG-TERM DEBT

        On October 26, 2001, in connection with the recapitalization discussed in Note 9, the Company entered into a $120.0 million senior credit facility. The senior credit facility consists of (i) senior credit notes (Term A) in the amount of $40.0 million due in October 2006 bearing interest at a variable rate based on the Company's leverage ratio (as defined) (4.63% at December 29, 2002) with interest is payable at least quarterly and principal payments are payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million, which were due on October 2007 and bore interest at a variable rate based on the Company's leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2003; and (iii) provides for up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate (ranging from 5.58% to 7.50% at December 29, 2002) payable at least quarterly. The proceeds of the above senior credit facility were used to extinguish the outstanding balance of the $75.0 million revolving credit note ($62.0 million) and the $20.0 million subordinated promissory note described below. In connection with the early pay-off of these notes, debt issuance costs of approximately $1.5 million and a discount on notes of $2.3 million were written off. These amounts as well as a prepayment penalty of $600,000 are reflected in the accompanying consolidated statements of operations as a loss on early extinguishment of debt.

        Also, in connection with the recapitalization, the Company issued Senior Unsecured Promissory Notes (Senior Unsecured Notes) to the Warburg Pincus-led investor group (the Investor Group) and the previous stockholders (including officers) approximating $59.3 million. The Senior Unsecured Notes bear interest at 12% per annum compounding quarterly, with principal and interest due on October 2009. The holders of the Senior Notes are required to redeem the notes upon the consummation of (i) an underwritten public offering or (ii) a Change of Control (as defined).

        On April 23, 2002, the Company completed its initial public offering, as discussed more fully in Note 12. Total proceeds of $156.3 million were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company's outstanding loans under the senior credit facility. On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25.0 million note with terms and rights identical to its previous Term A note. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes was paid off. On October 3, 2002, the Company amended the terms of its senior credit facility and entered into a $65.0 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20.0 million to $15.0 million. As of December 29, 2002, the Company had drawn approximately $13.0 million and had $2.0 million available for borrowing on the revolving line of credit.

        The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limits the payments of dividends and restricts additional indebtedness and obligations, and requires maintenance of certain financial ratios.

        On September 29, 1998, the Company entered into a $25.0 million revolving credit note with a bank. In November 1999, the note was increased to $40.0 million and ultimately to $75.0 million in September 2000 with the addition of debt syndication partners. The revolving credit note bore interest at a variable rate based on the Company's leverage ratio (as defined) (10.2% at December 31, 2000) payable monthly. The revolving credit note had an expiration date of December 31, 2003, with quarterly principal payments in an amount equal to a certain percentage of the outstanding principal amount (as defined). All amounts outstanding under the revolving credit note were repaid on October 26, 2001 in connection with the recapitalization.

        In connection with the revolving credit note, the Company issued stock purchase warrants, expiring on September 29, 2008, to the bank to purchase a total of 454,050 shares of the Company's common stock at an exercise price of $1.10 per share. Deferred interest expense of approximately $76,900 representing the estimated value of the warrants was recorded. These warrants were exercised in connection with the recapitalization.

        On September 29, 2000, the Company entered into a $20.0 million subordinated promissory note with an investment banking firm. The subordinated promissory note bore an interest rate of 12% payable quarterly and matured on September 29, 2007. In connection with the subordinated promissory note, the Company issued put warrants, expiring on September 29, 2010, to the investment banking firm to purchase a total of 1,283,606 shares of the Company's common stock at an exercise price of $.003 per share. The put warrants were valued at $2,731,000, representing their estimated fair value using a Black-Scholes valuation model. The Company used a volatility factor of 60%, a risk free interest rate of 6.7% and an expected life of 10 years. In connection with the recapitalization, the put warrants were put back to the Company. The difference between the fair value of the put warrants at the time of the recapitalization and the recorded amount approximated $5.0 million and is included as a component of interest expense for the year ended December 30, 2001.

        A summary of long-term debt at December 30, 2001 and December 29, 2002 is as follows:

	December 30, 2001	December 29, 2002
Senior credit notes, Term A due October 2006	$40,000,000	$65,000,000
Senior credit notes, Term B due October 2007	60,000,000	—
Revolving loan, due October 2006	15,000,000	13,000,000
12% Senior Unsecured Promissory Notes due October 2009	59,319,327	—
Other long-term debt	34,721	—

	174,354,048	78,000,000
Less current portion	(10,034,721)	(8,775,000)

	$164,319,327	$69,225,000

        Scheduled maturities of long-term debt are as follows:

2003	$8,775,000
2004	18,525,000
2005	24,212,500
2006	26,487,500

7. EMPLOYEE BENEFIT PLAN

        On August 1, 1999, the Company adopted a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for matching up to 50% of the participants' contributions up to a maximum of 7% of the participants' compensation and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee's annual pay divided by the total annual pay of all participants eligible to receive such contribution. There were no voluntary contributions during 2000, 2001 and 2002. The Company's matching contribution was approximately $99,000, $175,000 and $1.1 million for the year ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

8. COMMITMENTS AND CONTINGENCIES

Capital Leases

        The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term. Future minimum lease payments under capital leases are as follows at December 29, 2002:

Fiscal year:
2003	$1,209,695
2004	1,093,373
2005	352,964
2006	25,310
2007 and thereafter	3,832

2,685,174
Less amount representing interest	(287,027)
Less amount classified as current	(1,055,260)

$1,342,887

Operating Leases

        The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Future minimum lease payments at December 29, 2002 associated with these agreements are as follows:

2003	$4,807,422
2004	3,507,091
2005	2,269,029
2006	1,713,439
2007	1,514,579
Thereafter	7,658,328

        Total operating lease expense was approximately $1,980,000, $3,003,000 and $4,270,000 for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

Litigation

        The Company is involved in litigation arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without a material adverse effect on the Company's consolidated financial position or results of operations.

9. RECAPITALIZATION OF THE COMPANY AND RELATED CHARGES

        On October 26, 2001, a recapitalization of the Company was completed, as contemplated by (i) an Agreement, dated as of August 20, 2001 as amended on October 26, 2001 (the Recapitalization Agreement), by and among Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus), MSN Acquisition Corp., a wholly owned subsidiary of Warburg Pincus, and the Company; and (ii) an Amended Voting, Sale and Retention Agreement, dated as of October 26, 2001 (the Stockholders Agreement), by Warburg Pincus, the Company and MSN Acquisition Corp.

        Pursuant to the terms of the Recapitalization Agreement, holders of the Company's common stock became entitled to receive $18.60 per share of common stock and holders of the Company's convertible preferred stock became entitled to receive $18.60 times the number of shares of common stock into which the preferred stock was then convertible. Certain of the stockholders, including executive officers, elected to retain certain of their shares of common stock rather than to receive the cash consideration for a portion of their shares. These retained shares were then exchanged for the same securities that the Investor Group received.

        Upon completion of the recapitalization, the Investor Group was issued redeemable preferred stock, common stock and senior unsecured promissory notes, together representing approximately 85% of the equity ownership in exchange for cash consideration totaling approximately $156.6 million. In addition and as further discussed in Note 6, a banking syndicate extended a senior credit facility to the Company in the amount of $120.0 million, of which $105.0 million was advanced to the Company at closing. Together, these funds were used to pay the merger consideration to the former stockholders, retire approximately $82.0 million of the then outstanding debt obligations, pay transaction fees and expenses of approximately $7.2 million and provide the Company with working capital for operations.

        Due to the significant minority stockholders which remained, the transactions described above have been accounted for as a leveraged recapitalization. Accordingly, the Company has retained its historical cost basis of accounting. The shares repurchased by the Company have been canceled.

        The Company incurred approximately $3.7 million in debt issuance costs related to these transactions. These costs have been capitalized as long-term assets and are being amortized over the terms of the indebtedness. In addition, the Company also incurred the following charges, which are included in the 2001 results of operations: (i) a loss of approximately $4.4 million from the retirement of debt outstanding prior to the recapitalization; and (ii) transaction costs of approximately $7.2 million comprised of bonus payments and stock option buyouts of approximately $3.1 million, and professional service fees of approximately $4.1 million.

10. PRIVATE PLACEMENT

        On August 21, 2000, the Company completed a private placement of 234,663 shares of the Company's nonvoting common stock at a price of $2.13 per share, less issuance costs of $15,470 to a member of its revolving credit syndication.

11. REDEEMABLE PREFERRED STOCK

        In October 2001, in connection with our recapitalization, the Company authorized 15,000,000 shares of preferred stock, par value $.01, of which 7,000,000 shares were designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6,602,865 shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions as defined by the Company's credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company's common stock at an initial conversion price of $6.06, which is subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at a price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 12, the outstanding shares of Series I Convertible Preferred Stock were converted into 21,075,645 shares of common stock in connection with the completion of the Company's initial public offering on April 23, 2002.

        Pursuant to the recapitalization, the Company converted the previously authorized 4,000,000, 4,000,000, 750,000, 2,000,000 and 2,000,000 shares of Series A, Series B, Series C, Series D and Series E redeemable preferred stock, respectively, into common shares. As of December 31, 2000, 1,510,824, 1,896,581, 624,413, 1,470,000 and 30,000 shares of Series A, Series B, Series C, Series D and Series E redeemable preferred stock, respectively, were issued and outstanding. The Series A and Series B redeemable preferred stock had identical rights with the exception that Series A redeemable preferred stock holders as a group may elect two members of the Board of Directors and Series B redeemable preferred stock is nonvoting. Series A and Series B redeemable preferred stock were convertible on a one-for-one basis by the holders upon written notice into fully paid and nonassessable shares of the Company's common stock. The Series B redeemable preferred stock was convertible by the holder upon written notice into fully paid and nonassessable shares of the Series A redeemable preferred stock. The liquidation value of both Series A and Series B redeemable preferred stock was $3.375 per share.

        Each share of Series A and Series B redeemable preferred stock was automatically convertible into common stock upon the closing of a Qualified Public Offering (as defined). If a Qualified Public Offering was not completed by June 1, 2004, the holders were entitled to redeem the outstanding shares of either Series A or Series B redeemable preferred stock at a price that is the greater of the liquidation value or the fair market value of each share. At December 31, 2000, the Company had issued and outstanding 1,510,824 shares of Series A redeemable preferred stock and 1,896,581 of Series B redeemable preferred stock.

        The Company issued 624,413 shares of Series C redeemable preferred stock in conjunction with the acquisition of Staff Relief, Inc. Series C redeemable preferred stock shares were convertible on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company's common stock. Series C redeemable preferred stockholders as a group had the ability to elect one member to the Board of Directors. The liquidation value of the Series C redeemable preferred stock was $5.00 per share. Each share of Series C redeemable preferred stock was automatically convertible into common stock upon the closing of a Qualified Public Offering (as defined). If a Qualified Public Offering was not completed by September 30, 2004, the holders had the ability to redeem the outstanding shares of Series C redeemable preferred stock at a price of $5.00 per share.

11.    REDEEMABLE PREFERRED STOCK (Continued)

        The rights and preferences of the Series D and Series E redeemable preferred stock were similar to those of the Company's Series A and Series B redeemable preferred stock, respectively, described herein, except that the liquidation value of the Series D and Series E redeemable preferred stock was $5.00 per share and the Series D redeemable preferred stock shareholders could only elect one Director to the Board. After issuance on February 26, 1999, 292,000 shares of Series E redeemable preferred stock were converted into 292,000 shares of Series D redeemable preferred stock. At December 31, 2000, the Company had issued and outstanding 1,470,000 shares of Series D redeemable preferred stock and 30,000 of Series E redeemable preferred stock.

12.    COMMON STOCKHOLDERS' EQUITY (DEFICIT)

Common Shares

        On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company's authorized shares of common stock to 75,000,000 shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company's initial public offering. The consolidated financial statements have been restated to give retroactive recognition to the stock split in the prior periods, including all references in the consolidated financial statements to number of shares and per share amounts.

Initial Public Offering

        On April 23, 2002, the Company completed its initial public offering of 7,812,500 shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by the Company, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of the Company's outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company's outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21,075,645 shares of common stock.

Stock Options

        In January 1999, the Company adopted a stock option plan (the Plan), under which 1,151,016 shares of common stock are available for grant. At December 30, 2001, 306,938 shares were reserved for future issuances under the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Compensation Committee of the Board of Directors administers the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant, unless the optionee owns more than 10% of the total combined voting power of the Company, in which case options cannot be granted at a price less than 110% of the fair market value of the Company's common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised after the expiration of ten years and one day from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution.

        The Company's 2001 Stock Incentive Plan (the 2001 Plan) was adopted by the Board on November 14, 2001. Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees, directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2,274,499 shares of common stock. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the 2001 Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant, unless the optionee owns more than 10% of the total combined voting power of the Company, in which case options cannot be granted at a price less than 110% of the fair market value of the Company's common stock on the date of grant. Of the 1,767,604 options granted under the 2001 Plan during 2001, 1,051,724 of the options are exercisable upon vesting ratably over time ranging from three to five years, and 715,880 will vest ratably over four years, if certain of the performance milestones as determined by the Compensation Committee are attained, or in eight years, but no option can be exercised after the expiration of ten years and one day from the date of grant. Options granted under the 2001 Plan are not transferable other than by will or by the laws of descent and distribution.

        A summary of the Company's stock option activity and related information is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	102,824	$1.87
Granted	311,542	$1.95
Forfeited	(59,853)	$1.94

Outstanding at December 31, 2000	354,513	$1.94
Granted	2,106,769	$5.44
Forfeited	(428,202)	$2.01

Outstanding at December 30, 2001	2,033,080	$5.55
Granted	243,750	$16.23
Exercised	(32,058)	$2.58
Forfeited	(145,833)	$5.48

Outstanding at December 29, 2002	2,098,939	$6.84

Exercisable at end of year	520,082	$5.69

Weighted Average Fair Value
Options granted during the year:
Issued at market price	$10.39

        Information about options outstanding at December 29, 2002 is as follows:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.87 to $2.20	215,488	7.9	$2.16	49,665	$2.13
$6.06	1,639,701	8.9	$6.06	470,417	$6.06
$14.00 to $21.00	243,750	9.9	$16.23	—	$—

	2,098,939			520,082

Stock and Put Warrants

        During 2000, the Company issued to an investment banking firm put warrants to purchase 1,283,606 common shares at an exercise price of $.003 in conjunction with the issuance of the Company's subordinated promissory note. The investment banking firm had the ability to put the underlying shares to the Company, upon exercise of the warrants. The warrants were exercisable upon (i) an initial public offering or other liquidating event, (ii) a change in ownership as defined by the Internal Revenue Service or (iii) seven years of the date of issuance. During 2001, in connection with the recapitalization, the underlying shares related to the put warrants were put back to the Company at a put price of $6.057 per share, or $7,774,301.

        All warrants, with the exception of the aforementioned put warrants, were exercisable over a ten-year period from the date of grant. The Company accounted for the issuance of the warrants to the former board member under SFAS No. 123.

Promissory Notes Due for Purchases of Common Stock

        During Fiscal Year 2000, certain executives of the Company, pursuant to the Executive Incentive Stock Ownership Plan, executed promissory notes in exchange for the purchase of 2,739,417 restricted common shares ranging in price from $1.63 to $2.20. The promissory notes were repaid in full by the executives in 2002. While the promissory notes were outstanding, these restricted common shares were included in diluted earnings per share using the treasury stock method. The promissory notes were secured by the common shares. The notes were due ten years from date of issuance and bore interest at the published prime rate.

Stockholders' Agreement

        The Company and certain of its stockholders entered into a stockholders agreement conferring certain rights and restrictions, including among others, restrictions on transfers of shares, rights to acquire shares, and designation of Board of Director seats. This agreement terminated upon the Company's initial public offering except that:

  •
  for as long as any investor that is a party to the stockholders agreement beneficially owns at least 20% of our outstanding shares, we are obligated to nominate and use our best efforts to have two individuals designated by that investor elected to our board of directors; and

  •
  for as long as any investor that is a party to the stockholders agreement beneficially owns at least 10% of our outstanding shares, we are obligated to nominate and use our best efforts to have one individual designated by any investor that is a party to the stockholders agreement.

13.    EARNINGS (LOSS) PER SHARE

	Years Ended
	December 31, 2000	December 30, 2001	December 29, 2002
Numerator:
Net income (loss) before preferred stock dividend	$3,520,173	$(1,306,411)	$17,893,701
Less preferred stock dividends	—	1,803,505	3,098,792

Numerator for basic earnings (loss) per share—available to common stockholders	3,520,173	(3,109,916)	14,794,909
Effect of dilutive securities:
Add back preferred stock dividends	—	1,803,505	3,098,792

Numerator for diluted earnings (loss) per share available to common stockholders	$3,520,173	$(1,306,411)	$17,893,701

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	7,581,172	6,338,370	21,177,016
Effect of dilutive shares:
Restricted common shares	589,851	—	—
Employee stock options	29,414	—	1,288,681
Warrants	1,637,337	—	—
Convertible preferred stock	16,979,224	—	6,171,142

Dilutive potential common shares	19,235,826	—	7,459,823

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares and assumed conversions	26,816,998	6,338,370	28,636,839

Basic net income (loss) per share	$0.46	$(0.49)	$0.70

Diluted net income (loss) per share	$0.13	$(0.49)	$0.62

        For the year ended December 29, 2002, 243,750 incremental options were excluded from the denominator for diluted earnings per share as the impact of conversion is anti-dilutive.

14.    RELATED PARTY TRANSACTIONS

        During 2000, certain executives of the Company, pursuant to the Executive Incentive Stock Ownership Plan, executed promissory notes in exchange for restricted common shares. The promissory notes were subsequently repaid in full by the executives in 2002 (see Note 12).

        The Company paid $212,000 and $0 during the years ended December 30, 2001 and December 29, 2002, respectively, in consulting fees to a stockholder for services rendered. During the years ended December 30, 2001 and December 29, 2002, the Company paid rent of approximately $47,000 and $0, respectively, to a related party.

        During 2001, the Company entered into senior unsecured promissory notes of approximately $59.3 million with certain related parties. The senior unsecured promissory notes were repaid in 2002 when the Company completed its initial public offering (see Note 6).

        One of the Company's directors is the Dean of the College of Nursing at Florida Atlantic University (FAU). During the year ended December 29, 2002, the Company paid approximately $100,000 in donations to the FAU Foundation to support a center for nursing.

        One of the Company's directors is the Chief Executive Officer of a healthcare delivery system that utilizes our staffing services in the ordinary course of business. During the year ended December 29, 2002, the Company was paid approximately $140,000 for these services.

15.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration of maturity. The carrying amount of the revolving credit note approximates fair value because the interest rate is tied to a quoted variable index. The carrying amount of the senior subordinated debt approximates fair value as the terms of the debt were based on similar terms, maturities and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. The fair value of the put warrants was based on valuation models using current market rates.

16.    INTEREST RATE SWAP

        The Company's senior credit facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company's variable rate obligations. Effective December 24, 2001, the Company entered into an interest rate swap agreement (the Swap Agreement) with a financial institution. The Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate, which is reset quarterly, and of fixed interest rate payments of 4.34% over the life of the Swap Agreement without an exchange of the underlying notional amount, which was set at $50,000,000. The interest rate swap was scheduled to mature on December 24, 2004.

        The Company entered into the Swap Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation and not for trading purposes. Any differences paid or received under the terms of the Swap Agreement shall be recognized as adjustments to interest expense over the life of the interest rate swap, thereby adjusting the effective interest rate on the underlying debt obligation.

        The Swap Agreement was terminated on May 9, 2002 for approximately $460,000. At December 29, 2002, the Company had an accumulated other comprehensive loss balance of $105,107 related solely to the loss associated with the termination of the interest rate swap. The Company will be amortizing this amount on an effective yield basis as an increase to interest expense through December 24, 2004, the maturity date of the terminated interest rate swap.

17.    CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist principally of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company does not generally require collateral.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Medical Staffing Network Holdings, Inc.

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 30, 2001 and December 29, 2002, and for each of the three years in the period ended December 29, 2002, and have issued our report thereon dated February 11, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.

                        /s/ Ernst & Young LLP

Miami, Florida
February 11, 2003

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Writeoffs And Adjustments	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2000	$786,294	$934,308	$(285,149)	$1,435,453

Year ended December 30, 2001	$1,435,453	$1,781,682	$(1,035,368)	$2,181,767

Year ended December 29, 2002	$2,181,767	$6,367,823	$(5,792,994)	$2,756,596

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial and Operating Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Managers
  Item 13. Security Relationships of Certain Beneficial Owners and Management
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' (DEFICIT) EQUITY
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS