Form 10-Q
period 2003-03-30
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2003-05-14
CIK 1163958

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 250549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Yamato Road Suite 110 Boca Raton, Florida 33431
(Address of principal executive offices) (Zip Code)

(561) 322-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act).  Yes☒ No ☐

The number of shares of shares outstanding of each class of the issuer’s common stock, as of May 8, 2003: 30,190,800 shares Common Stock, par value $0.01 par value.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2002	March 30, 2003
		(unaudited)
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,595	$3,995
Accounts receivable, net of allowance for doubtful accounts of $2,757 and $3,148 at December 29, 2002 and March 30, 2003, respectively	93,780	97,462
Prepaid expenses	5,363	4,915
Other current assets	4,858	4,487
Total current assets	108,596	110,859

Furniture and equipment, net	12,643	13,781
Goodwill, net of accumulated amortization of $8,545 at December 29, 2002 and March 30, 2003	114,437	124,792
Intangible assets, net of accumulated amortization of $521 and $684 at December 29, 2002 and March 30, 2003, respectively	3,840	3,677
Other assets	8,567	8,661
Total assets	$248,083	$261,770

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,149	$4,620
Accrued payroll and related liabilities	9,366	8,330
Other current liabilities	3,105	3,230
Current portion of long-term debt	8,775	10,395
Current portion of capital lease obligations	1,055	1,083
Total current liabilities	27,450	27,658

Long-term debt, net of current portion	69,225	76,605
Capital lease obligations, net of current portion	1,343	1,145
Other liabilities	4,397	5,184
Total liabilities	102,415	110,592

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,119 and 30,189 issued and outstanding at December 29, 2002 and March 30, 2003, respectively	301	302
Additional paid-in-capital	283,848	284,138
Accumulated other comprehensive loss, net of taxes	(105)	(92)
Accumulated deficit	(138,376)	(133,170)
Total stockholders’ equity	145,668	151,178
Total liabilities and stockholders’ equity	$248,083	$261,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2002	March 30, 2003
	(in thousands, except per share amounts)

Service revenues	$103,228	$144,419
Cost of services rendered	76,883	109,892
Gross profit	26,345	34,527

Operating expenses:
Selling, general and administrative	15,044	20,769
Corporate and administrative	1,666	2,299
Depreciation and amortization	852	1,624
Income from operations	8,783	9,835
Interest expense, net	4,040	1,159
Income before provision for income taxes	4,743	8,676
Provision for income taxes	1,946	3,470
Net income	2,797	5,206
Deduct required dividends on convertible preferred stock	2,458	—
Income available to common stockholders	$339	$5,206

Basic net income per share	$12.78	$0.17
Diluted net income per share	$0.13	$0.17

Weighted average number of common shares outstanding:
Basic	27	30,161
Diluted	21,970	31,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2002	March 30, 2003
	(in thousands)

Operating activities
Net income	$2,797	$5,206
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	852	1,624
Amortization of debt issuance cost	193	258
Deferred income taxes	498	810
Provision for doubtful accounts	541	785
Loss on derivative instrument	10	13
Changes in operating assets and liabilities:
Accounts receivable	(7,481)	(3,897)
Prepaid expenses and other current assets	617	800
Other assets	(185)	(327)
Accounts payable	(3,049)	(569)
Accrued payroll and related liabilities	1,174	(1,073)
Other current liabilities	(1,307)	27
Other liabilities	2,430	(29)
Net cash (used in) provided by operating activities	(2,910)	3,628

Investing activities
Cash paid for acquisitions, net of cash acquired	—	(10,803)
Purchases of furniture and equipment	(257)	(1,981)
Capitalized internal software costs	(437)	(470)
Net cash used in investing activities	(694)	(13,254)

Financing activities
Principal payments under capital lease obligations	(140)	(265)
Proceeds from borrowings on senior credit facility	4,000	13,500
Principal payments on debt	(11,017)	(4,500)
Proceeds from exercise of stock options	—	291
Net cash (used in) provided by financing activities	(7,157)	9,026
Net decrease in cash and cash equivalents	(10,761)	(600)
Cash and cash equivalents at beginning of period	11,253	4,595
Cash and cash equivalents at end of period	$492	$3,995

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment through capital leases	$1,294	$95

Supplemental disclosures of cash flow information:
Interest paid	$2,584	$945
Income taxes paid	$70	$1,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States. The Company’s per diem staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company’s chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. These healthcare staffing services represent 100% of the Company’s consolidated revenue for each of the three months ended March 31, 2002 and March 30, 2003.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

The condensed consolidated balance sheet at December 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 29, 2002 (File No. 001-31299).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Financial Statement Presentation of Early Extinguishment of Debt

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted the provisions as of December 29, 2002.

Exit or Disposal Activity Costs

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of SFAS 146 as of December 30, 2002. The adoption of this new accounting standard may delay the period or periods in which any future restructuring costs are recognized.

Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS No. 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002. Pursuant to the provisions of SFAS No. 148, the Company has added the required disclosures below.

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three months ended March 31, 2002 and March 30, 2003 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123 to the Company’s options would require the Company to record the following pro forma net income and net income per share amounts:

	Three Months Ended
	March 31, 2002	March 30, 2003
	(in thousands except per share amounts)
Net income as reported	$2,797	$5,206
Fair value method of stock based compensation, net of taxes	(259)	(324)
Pro forma net income	$2,538	$4,882

Reported net income per share:
Basic	$12.78	$0.17
Diluted	$0.13	$0.17

Pro forma net income per share:
Basic	$3.02	$0.16
Diluted	$0.12	$0.16

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2002	March 30, 2003

Expected life in years	5 - 8	3 - 8
Risk-free interest rate	3.76 - 4.91%	2.02 - 3.68%
Volatility	60%	65%
Dividend yield	0%	0%

Variable Interest Entities

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 146 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective. The disclosure requirements are effective to all financial statements issued after January 31, 2003. The Company has no variable interest entities so no additional disclosures have been provided.

3. DISCONTINUED OPERATIONS

On February 18, 2003, the Company announced its intention to discontinue its physician staffing services in the first half of 2003. Pursuant to the provisions of the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. The Company will be discontinuing its physician staffing services in the second quarter of 2003 and, as such, its results are included in the Company’s results of operations for the three-month periods ended March 31, 2002 and March 30, 2003. Physician staffing services revenue, gross profit (loss) and net income (loss) for the three months ended March 31, 2002, were approximately $1.4 million, $395,000 and $130,000, respectively. Physician staffing services revenue, gross profit (loss) and net income (loss) for the three months ended March 30, 2003, were approximately $406,000, $(44,000) and $(172,000), respectively.

4. ACQUISITION

In March 2003, the Company acquired certain assets of Saber-Salisbury Group (“SSG”), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of operations beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

The allocation of purchase price related to the acquisition completed during the quarter ended March 30, 2003 is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments.

5. LONG-TERM DEBT

On October 26, 2001, the Company entered into a $120.0 million senior credit facility. The senior credit facility consisted of (i) senior credit notes (Term A) in the amount of $40.0 million due in October 2006 bearing interest at a variable rate based on the Company’s leverage ratio (as defined), interest is payable at least quarterly and principal payments are payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million which were due in October 2007 and bore interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2003; and (iii) up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate payable at least quarterly.

The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limit the payment of dividends and restrict additional indebtedness and obligations, and require maintenance of certain financial ratios.

In connection with the Company’s initial public offering completed on April 23, 2002 (Note 7) approximately $93.4 million of the senior credit facility was repaid. On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25.0 million note with terms and rights identical to its previous Term A notes. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes were paid off. On October 3, 2002, the Company amended the terms of its senior credit facility and entered into a $65.0 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20.0 million to $15.0 million.

On March 21, 2003, the Company amended the terms of its senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A note, (ii) Tranche A-2 term loans (Tranche A-2) provide for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans cannot be reborrowed once repaid, are due in October 2006 and bear interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan’s $15.0 million borrowing capacity. As of March 30, 2003, the Company had the full $13.0 million available for borrowing on Tranche A-2. As of March 30, 2003, the Company had drawn $10.0 million and had $5.0 million available for borrowing on the revolving line of credit.

6. COMPREHENSIVE INCOME

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income other than the Company’s net income and accumulated unrealized gain (loss) on the derivative instrument for the three-month periods ended March 31, 2002 and March 30, 2003.

The following table sets forth the computation of comprehensive income for the periods indicated:

	Three Months Ended
	March 31, 2002	March 30, 2003
	(in thousands)
Net income	$2,797	$5,206
Other comprehensive income (loss):
Unrealized gain (loss) on derivative, net of taxes	182	(13)
Total comprehensive income	$2,979	$5,193

7. STOCKHOLDERS’ EQUITY

On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company’s authorized shares of common stock to 75,000,000 shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company’s initial public offering. The financial statements have been restated to give retroactive recognition to the stock split in the prior periods, including all references in the condensed consolidated financial statements to number of shares and per share amounts.

On April 23, 2002, the Company completed its initial public offering of 7,812,500 shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1,171,875 shares, bringing the total number of shares issued to 8,984,375. Total proceeds received by the Company, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company’s outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21,075,645 shares of common stock.

8. REDEEMABLE PREFERRED STOCK

During the first quarter of 2002, the Company had authorized 15,000,000 shares of preferred stock, par value $.01, of which 7,000,000 shares had been designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6,602,865 shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions (as defined) by the Company’s credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company’s common stock at an initial conversion price of $6.06, which was subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 7, the outstanding shares of Series I Convertible Preferred Stock were converted into 21,075,645 shares of common stock in connection with the completion of the Company’s initial public offering on April 23, 2002.

9. EARNINGS PER SHARE

	Three Months Ended
	March 31, 2002	March 30, 2003
	(in thousands except per share amounts)
Numerator:
Net income before preferred stock dividend	$2,797	$5,206
Less preferred stock dividends	(2,458)	—
Numerator for basic earnings per share-available to common stockholders	339	5,206

Effect of dilutive securities:
Add back preferred stock dividends	2,458	—

Numerator for diluted earnings per share-available to common stockholders	$2,797	$5,206

Denominator:
Denominator for basic earnings per share-weighted average shares	27	30,161
Effect of dilutive shares:
Employee stock options	1,176	1,001
Convertible preferred stock	20,767	—

Dilutive potential common shares	21,943	1,001

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	21,970	31,162

Basic net income per share	$12.78	$0.17

Diluted net income per share	$0.13	$0.17

For the three months ended March 30, 2003, 243,750 incremental options were excluded from the denominator for diluted earnings per share as the impact of conversion is anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•                                          Overview.  This section provides a general description of our business, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

•                                          Recent accounting pronouncements.  This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and the effect of those pronouncements.

•                                          Results of operations.  This section provides an analysis of our results of operations for the three months ended March 30, 2003 relative to the three months ended March 31, 2002 presented in the accompanying condensed consolidated statements of operations.

•                                          Liquidity and capital resources.  This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments that existed as of March 30, 2003.

•                                          Critical accounting policies.  This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

•                                          Caution concerning forward-looking statements.  This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

Description of Business

We are a leading healthcare staffing company and the largest provider of per diem nurse staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. Our clients pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable. Over the past few years, we have been active in growing our “branch-in-branch” concept. The branch-in-branch concept leverages off of the infrastructure currently in place at our branches, enabling us to offer different healthcare staffing disciplines through our existing branches with minimal additional resources required.

There is a great deal of upside potential in further expansion of our de novo activity but we have decided to put new office openings on hold until we see market conditions strengthen. In an effort to provide our services more cost effectively, we have enhanced our information technology platform to network together client and employee databases in contiguous markets. Additionally, we recently launched a direct pay program that enables our per diem healthcare professionals to have their earnings electronically transferred on to a payroll card on a daily basis, eliminating the requirement of visiting the local office to collect a paycheck. These enhancements enable us to expand the geographical coverage areas of our per diem offices. As a result, we will be able to service current markets with fewer offices. As such, we will take a charge in the second quarter for this restructuring. We have not yet finalized our restructuring plan, so the exact amount of the charge is uncertain. We expect that it will be material to net income for the second quarter, but we do not expect it to result in a loss for the quarter or to adversely impact the operating results of any subsequent quarter.

Service Revenues

All of our revenues are derived from providing healthcare staffing services. Approximately 71% of our first quarter 2003 revenues were derived from per diem nurse staffing, while allied healthcare professional staffing, which includes various non-nursing specialties such as radiology and diagnostic imaging specialists and clinical laboratory technicians, represented 17% of our first quarter 2003 revenues, travel nurse staffing (assignments lasting more than thirteen weeks) represented 12% of our first quarter 2003 revenues and physician staffing represented less than 1% of our first quarter 2003 revenues. Approximately 17% of our revenue growth in the first quarter 2003 was organic and was the result of increased volume and a favorable shift in the mix of services we rendered, with the balance the result of acquisitions and increased pricing.

De Novo Branches

Since 1998, we have opened 142 de novo branches (branches opened internally since our inception as opposed to branches acquired from third parties), including 11 in the first three months of 2002 (40 in the year ended December 29, 2002) and four in the first three months of 2003. We did not close any de novo branches in the first three months of 2002 and 2003 (one de novo branch was closed in the year ended December 29, 2002). The de novo branches opened in 2002 generated $4.8 million in revenues in the first three months of 2003.

Acquisitions

In the first three months of 2003, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. We made no acquisitions in the first three months of 2002. For the year ended December 29, 2002, we purchased substantially all of the assets of seven healthcare staffing companies for an aggregate purchase price of $56.4 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our condensed consolidated financial statements from the date we assumed substantial control or the date of acquisition.

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

Discontinued Operations

On February 18, 2003, we announced our intention to discontinue our physician staffing services in the first half of 2003. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. We will be discontinuing our physician staffing services in the second quarter of 2003, and as such, the results are included in our results of operations for the three months ended March 31, 2002 and March 30, 2003. Physician staffing services revenue, gross profit (loss) and net income (loss) for the three months ended March 31, 2002, were approximately $1.4 million, $395,000 and $130,000, respectively. Physician staffing services revenue, gross profit (loss) and net income (loss) for the three months ended March 30, 2003, were approximately $406,000, $(44,000) and $(172,000), respectively.

Recent Accounting Pronouncements

Financial Statement Presentation of Early Extinguishment of Debt

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. We adopted the provisions as of December 29, 2002.

Exit or Disposal Activity Costs

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted the provisions of SFAS 146 as of December 30, 2002. The adoption of this new accounting standard may delay the period or periods in which any future restructuring costs are recognized.

Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS No. 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002 and its provisions were adopted as of December 29, 2002.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 146 requires companies to make certain disclosures about variable interest entities with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective. The disclosure requirements are effective to all financial statements issued after January 31, 2003. We have no variable interest entities so no additional disclosures are needed.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

	Three Months Ended
	March 31, 2002	March 30, 2003
Service revenues	100.0%	100.0%
Cost of services rendered	74.5	76.1
Gross profit	25.5	23.9
Selling, general and administrative expenses	14.6	14.4
Corporate and administrative expenses	1.6	1.6
Depreciation and amortization expenses	0.8	1.1
Income from operations	8.5	6.8
Interest expense, net	3.9	0.8
Income before provision for income taxes	4.6	6.0
Provision for income taxes	1.9	2.4
Net income	2.7	3.6

Comparison of Three Months Ended March 30, 2003 to Three Months Ended March 31, 2002

Service Revenues.  Our service revenues increased $41.2 million, or 39.9%, from $103.2 million for the three months ended March 31, 2002 to $144.4 million for the three months ended March 30, 2003. Our organic revenue growth was approximately 17% for the first three months of 2003 and was the result of increased volume and a favorable shift in the mix of services we rendered with the balance the result of acquisitions and increased pricing. In the first three months of 2003, price rates increased approximately 3% over the same period in 2002. The majority of the increase in revenues for the three months ended March 30, 2003 was attributable to a $23.6 million, or 29.8% increase in our per diem nurse staffing revenues from $79.1 million for the three months ended March 31, 2002 to $102.7 million for the three months ended March 30, 2003.

Of the increase of $23.6 million in per diem nurse staffing revenues, de novo branches opened in 2002 contributed $4.6 million, acquisitions completed in 2002 and 2003 contributed $11.3 million, and the balance of $7.7 million came from branches opened prior to 2002.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $17.6 million, or 73.0%, from $24.1 million for the three months ended March 31, 2002 to $41.7 million for the three months ended March 30, 2003. The growth for the first three months of 2003 came from organic growth of $5.2 million and acquisitions completed in 2002 and 2003 of $12.4 million.

Cost of Services Rendered.  Cost of services rendered increased $33.0 million, or 42.9%, from $76.9 million for the three months ended March 31, 2002 to $109.9 million for the three months ended March 30, 2003. The increase was attributable to the increase in service revenues and higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit increased $8.2 million, or 31.1%, from $26.3 million for the three months ended March 31, 2002 to $34.5 million for the three months ended March 30, 2003, driven primarily by the growth in service revenues, partially offset by higher compensation for healthcare professionals and other direct costs.  This resulted in a gross margin percentage of 23.9% for the first three months of 2003, as compared to 25.5% for the first three months of 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.8 million, or 38.1%, from $15.0 million for the three months ended March 31, 2002 to $20.8 million for the three months ended March 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased from 14.6% for the first three months of 2002 to 14.4% for the first three months of 2003. The decrease is primarily attributable to the fewer de novo branches opened in the first three months of 2003 (four versus 11 for the comparable period in 2002) as well as the continued growth and maturation of de novo branches opened in the early part of 2002 and earlier.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $0.6 million, or 38.0%, from $1.7 million for the three months ended March 31, 2002 to $2.3 million for the three months ended March 30, 2003. The increase was due to the expansion of the corporate infrastructure required to sustain our growth. As a percentage of revenue, corporate and administrative expenses were 1.6% for both the first three months of 2002 and 2003.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $0.8 million, or 90.6%, from $0.8 million for the three months ended March 31, 2002 to $1.6 million for the three months ended March 30, 2003. The increase was attributable to an increase in depreciation expense of $0.7 million related to depreciation on prior year fixed asset additions and an increase in amortization expense of $0.1 million related to certain intangibles acquired in acquisitions.

Income from Operations.  As a result of the above, income from operations increased $1.0 million, or 12.0%, from $8.8 million for the three months ended March 31, 2002 to $9.8 million for the three months ended March 30, 2003. As a percentage of revenue, income from operations decreased from 8.5% for the first three months of 2002 to 6.8% for the first three months of 2003.

Interest Expense, Net.  Net interest expense decreased $2.9 million, or 71.3% from $4.1 million for the three months ended March 31, 2002 to $1.2 million for the three months ended March 30, 2003. The decrease was attributable to lower average debt levels for the first three months of 2003 as compared to the first three months of 2002. The average debt balance decreased as the proceeds from our initial public offering, which was completed on April 23, 2002, was used to pay down a portion of our outstanding debt.

Income Before Provision for Income Taxes.  Income before income taxes increased $4.0 million, or 82.9%, from $4.7 million for the three months ended March 30, 2002 to $8.7 million for the three months ended March 31, 2003.

Provision for Income Taxes.  Our provision for income taxes was $1.9 million for the three months ended March 31, 2002 and $3.5 million for the three months ended March 30, 2003 representing effective tax rates of 41.0% for the first three months of 2002 and 40.0% for the first three months of 2003.

Net Income.  Net income increased $2.4 million from $2.8 million for the three months ended March 31, 2002 to $5.2 million for the three months ended March 30, 2003.

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

Liquidity and Capital Resources

Since our inception, we have funded our cash needs through various equity and debt issuances and through cash flow from operations. Currently, we have no commitments to make any material capital expenditures.

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

At March 30, 2003, we had cash totaling $4.0 million, working capital totaling $83.2 million and unused availability under our committed credit facility totaling $18.0 million, compared to cash totaling $4.6 million, working capital totaling $81.1 million and unused capacity under our committed credit facility totaling $2.0 million at December 29, 2002. Cash provided by operating activities was $3.6 million during the three months ended March 30, 2003 compared to cash used in operating activities of $2.9 million during the three months ended March 31, 2002.

Cash flows from operating activities was positively impacted during the three months ended March 30, 2003, as there were fewer de novo branches opened in the first three months of 2003 (four as compared to 11 in the comparable period of 2002). As such, less cash was required to fund our de novo branches. Increased earnings before non-cash expenses also had a positive impact on cash flow from operations. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospitals and healthcare facility clients and changes in state and federal regulations relating to our business.

We have a senior credit facility which consists of a term loan arrangement and a revolving line of credit. On July 3, 2002, we amended the terms of the senior credit facility and entered into a $25.0 million note. In accordance with the amendment, the remaining balance on the existing senior credit facility was paid off. On October 3, 2002, we amended the terms of the senior credit facility and entered into a $65.0 million note with terms and rights identical to the previous Term A notes and reduced the borrowing capacity of the revolving loan from $20.0 million to $15.0 million. On March 21, 2003, we amended the terms of our senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A notes, (ii) Tranche A-2 term loans (Tranche A-2) provide for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans cannot be reborrowed once repaid, are due in October 2006 and bear interest at a variable rate based on our leverage ratio with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan’s $15.0 million borrowing capacity.

As of March 30, 2003, we had the full $13.0 million available for borrowing on Tranche A-2 and we had drawn $10.0 million and had $5.0 million available for borrowing on the revolving line of credit. As of March 30, 2003, the weighted average interest rate for the loans under our senior credit facility was 4.8%.

As the borrower under our senior credit facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $250,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt at the holding company level. In addition, our subsidiary is subject to restrictions under the senior credit facility against incurring additional indebtedness.

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

Critical Accounting Policies

In response to the Security and Exchange Commission Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in the Form 10-K for the year ended December 29, 2002.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                       We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. The adequacy of this allowance is determined by continually evaluating customer receivables, considering the customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                       We have recorded goodwill and other intangibles resulting from our acquisitions through March 30, 2003. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

Caution Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment disclosures. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

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

•                       Our clients’ ability to pay for services;

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

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On March 30, 2003, we had borrowings of $87 million under our senior credit facility that were subject its variable rates, with a blended rate of 4.8%. As of March 30, 2003, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.9 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely effected by inflation in the future.

ITEM 4.                                                 CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Chief Executive Officer and  President, Robert J. Adamson, and Chief Financial Officer, Kevin S. Little, have concluded that the disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the our most recent evaluation thereof.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

10.1                           Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Holdings LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto and Bank of America, N.A., as Administrative Agent.

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

(b)                                 Reports on Form 8-K

The following reports on Form 8-K were filed by Medical Staffing Network Holdings, Inc. during the quarter ended March 30, 2003:

Report on Form 8-K providing notice of the acquisition by Medical Staffing Network Holdings, Inc. of Travel Nurse International, under Item 2, filed on January 6, 2003.

Report on Form 8-K/A, amending the Form 8-K filed on November 22, 2002, providing financial statements of Health Search International, Inc. and subsidiary, and Clinical Resource Services, Inc., and pro forma financial information for Medical Staffing Network Holdings, Inc., under Item 7, filed on January 21, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated January 31, 2003, under Item 9, filed on January 31, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated February 18, 2003, under Item 9, filed on February 19, 2003.

Report on Form 8-K/A, amending the Form 8-K filed on December 20, 2002, providing financial statements of Travel Nurse International, and pro forma financial information for Medical Staffing Network Holdings, Inc., under Item 7, filed on March 7, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated April 23, 2003, under Item 9, filed on April 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 14, 2003	By:	/s/ Robert J. Adamson
Robert J. Adamson Chief Executive Officer and President

	By:	/s/ Kevin S. Little
Kevin S. Little Chief Financial Officer

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Kevin S. Little
Kevin S. Little
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Holdings LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto and Bank of America, N.A., as Administrative Agent.

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