Form 10-Q
period 2003-06-29
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2003-08-12
CIK 1163958

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 250549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act).  Yes  ☒  No  ☐

The number of shares of shares outstanding of each class of the issuer’s common stock, as of August 8, 2003: 30,193,930 shares Common Stock, par value $0.01 par value.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2003	Dec. 29, 2002
	(unaudited)
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,883	$4,595
Accounts receivable, net of allowance for doubtful accounts of $3,118 and $2,757 at June 29, 2003 and December 29, 2002, respectively	92,126	93,780
Prepaid expenses	6,494	5,363
Other current assets	4,497	4,858

Total current assets	108,000	108,596

Furniture and equipment, net	13,188	12,643
Goodwill, net of accumulated amortization of $8,545 at June 29, 2003 and December 29, 2002, respectively	124,792	114,437
Intangible assets, net of accumulated amortization of $847 and $521 at June 29, 2003 and December 29, 2002, respectively	3,514	3,840
Other assets	8,328	8,567

Total assets	$257,822	$248,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,669	$5,149
Accrued payroll and related liabilities	8,599	9,366
Other current liabilities	2,570	3,105
Current portion of long-term debt	13,283	8,775
Current portion of capital lease obligations	1,085	1,055

Total current liabilities	28,206	27,450

Long-term debt, net of current portion	71,119	69,225
Capital lease obligations, net of current portion	1,031	1,343
Other liabilities	5,928	4,397

Total liabilities	106,284	102,415

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,194 and 30,119 issued and outstanding at June 29, 2003 and December 29, 2002, respectively	302	301
Additional paid-in-capital	284,150	283,848
Accumulated other comprehensive loss, net of taxes	(79)	(105)
Accumulated deficit	(132,835)	(138,376)

Total stockholders’ equity	151,538	145,668

Total liabilities and stockholders’ equity	$257,822	$248,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands, except per share amounts)

Service revenues	$137,455	$114,126	$281,468	$216,055
Cost of services rendered	107,963	85,137	217,405	161,117

Gross profit	29,492	28,989	64,063	54,938

Operating expenses:
Selling, general and administrative	22,230	15,960	42,871	30,825
Corporate and administrative	3,089	1,781	5,388	3,447
Depreciation and amortization	1,701	991	3,325	1,843

Income from operations	2,472	10,257	12,479	18,823
Interest expense, net	1,243	1,619	2,402	5,659

Income before provision for income taxes and discontinued operations	1,229	8,638	10,077	13,164
Provision for income taxes	492	3,542	4,030	5,399

Income before discontinued operations	737	5,096	6,047	7,765
Income (loss) from discontinued operations, net of taxes	(402)	17	(506)	145

Net income	$335	$5,113	$5,541	$7,910
Deduct required dividends on convertible preferred stock	—	641	—	3,099

Income available to common stockholders	$335	$4,472	$5,541	$4,811

Income (loss) per share – basic:
Income before discontinued operations	$0.02	$0.18	$0.20	$0.38
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01

Basic net income per share	$0.01	$0.18	$0.18	$0.39

Income (loss) per share – diluted:
Income before discontinued operations	$0.02	$0.17	$0.20	$0.29
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01

Diluted net income per share	$0.01	$0.17	$0.18	$0.30

Weighted average number of common shares outstanding:
Basic	30,191	24,481	30,176	12,254

Diluted	30,668	29,927	30,915	25,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
	(in thousands)
Operating activities
Net income	$5,541	$7,910
Loss (income) from discontinued operations, net of taxes	506	(145)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,325	1,843
Amortization of debt issuance costs	526	388
Deferred income taxes	1,555	1,035
Provision for doubtful accounts	1,901	1,374
Loss on derivative instrument	26	338
Loss on termination of capital leases	38	—
Changes in operating assets and liabilities:
Accounts receivable	319	(11,641)
Prepaid expenses and other current assets	(808)	495
Other assets	(237)	(210)
Accounts payable	(2,520)	(2,527)
Accrued payroll and related liabilities	(805)	931
Other current liabilities	(633)	(935)
Other liabilities	(36)	(162)

Cash provided by (used in) continuing operations	8,698	(1,306)
Cash provided by (used in) discontinued operations	(500)	163

Cash provided by (used in) operating activities	8,198	(1,143)

Investing activities
Cash paid for acquisitions, net of cash acquired	(10,803)	—
Purchases of furniture and equipment	(2,587)	(1,545)
Capitalized internal software costs	(729)	(998)

Cash used in investing activities	(14,119)	(2,543)

Financing activities
Net proceeds from issuance of common stock	—	156,279
Principal payments under capital lease obligations	(495)	(411)
Proceeds from borrowings on senior credit facility	16,500	4,000
Principal payments on long-term debt	(10,099)	(167,354)
Proceeds from exercise of stock options	303	5

Cash provided by (used in) financing activities	6,209	(7,481)

Net increase (decrease) in cash and cash equivalents	288	(11,167)
Cash and cash equivalents at beginning of period	4,595	11,253

Cash and cash equivalents at end of period	$4,883	$86

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment through capital leases	$1,845	$1,930

Supplemental disclosures of cash flow information:
Interest paid	$1,944	$3,676
Income taxes paid	$2,960	$1,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States. The Company’s per diem staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company’s chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. These healthcare staffing services represent 100% of the Company’s consolidated revenue for each of the three months and six months ended June 29, 2003 and June 30, 2002.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Exit or Disposal Activity Costs

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this new accounting standard may delay the period or periods in which any future restructuring costs are recognized. The Company adopted the provisions of SFAS No. 146 as of December 30, 2002 and there was no impact on the Company’s consolidated financial statements.

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

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three months and six months ended June 29, 2003 and June 30, 2002 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123 to the Company’s options would require the Company to record the following pro forma net income and net income per share amounts:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands except per share amounts)
Net income as reported	$335	$5,113	$5,541	$7,910
Stock based compensation expense, net of taxes	(238)	(259)	(562)	(518)
Pro forma net income	$97	$4,854	$4,979	$7,392

As reported basic income before discontinued operations	$0.02	$0.18	$0.20	$0.38
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01
As reported basic income per share	$0.01	$0.18	$0.18	$0.39

As reported diluted income before discontinued operations	$0.02	$0.17	$0.20	$0.29
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01
As reported diluted income per share	$0.01	$0.17	$0.18	$0.30

Pro forma basic income before discontinued operations	$0.01	$0.17	$0.18	$0.34
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01
Pro forma basic income per share	$—	$0.17	$0.16	$0.35

Pro forma diluted income before discontinued operations	$0.01	$0.17	$0.18	$0.29
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01
Pro forma diluted income per share	$—	$0.17	$0.16	$0.30

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Expected life in years	3 – 8	5 – 8	3 – 8	5 – 8
Risk-free interest rate	2.02 - 3.68%	3.76 - 4.91%	2.02 - 3.68%	3.76 - 4.91%
Volatility	77%	60%	77%	60%
Dividend yield	0%	0%	0%	0%

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company’s consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective in July 2003. The disclosure requirements are effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no additional disclosures have been provided, nor will any entities become consolidated upon full adoption.

3. DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of income for the three months and six months ended June 29, 2003 and June 30, 2002. Net assets of the discontinued operations were approximately $10,000 at June 29, 2003 and consisted solely of current assets. Net assets of the discontinued operations were approximately $0.6 million at December 29, 2002 and was comprised of $0.7 million of current assets and $0.1 million of current liabilities. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Service revenues, cost of services, gross profit (loss) and income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Service revenues	$88	$1,387	$495	$2,685
Cost of service revenues	(644)	1,090	(1,095)	1,993

Gross profit (loss)	$(556)	$297	$(600)	$692
Income (loss) before benefit of (provision for) income taxes	$(672)	$29	$(845)	$245
Benefit of (provision for) income taxes	270	(12)	339	(100)

Income (loss) from discontinued operations, net of taxes	$(402)	$17	$(506)	$145

4. RESTRUCTURING CHARGE

As announced on June 16, 2003, the Company completed its plan to restructure its operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure the Company had put in place to support multiple growth initiatives and reflects the near term softening in demand for its services. The restructuring resulted in minimal loss of revenues and is expected to be a catalyst for improved profitability for the balance of the year. Approximately 130 branch staff and corporate employees were terminated as part of the restructuring.  As a result, the Company recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for the three and six months ended June 29, 2003. No amounts are expected to be incurred or paid in subsequent quarters relating to this restructuring.  A breakdown of the restructuring charge is as follows (in thousands):

Lease termination costs	$390
Office closing costs	164
Employee termination costs	158
Miscellaneous	51
Total	$763

5. ACQUISITION

In March 2003, the Company acquired certain assets of Saber-Salisbury Group (SSG), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations (SFAS No. 141), and, accordingly, the results of operations have been included in the condensed consolidated statement of income beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

The allocation of purchase price related to the SSG acquisition is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments.

6. LONG-TERM DEBT

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

In connection with the Company’s initial public offering completed on April 23, 2002 (Note 8), approximately $93.4 million of the senior credit facility was repaid. On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25.0 million note with terms and rights identical to its previous Term A notes. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes were paid off. On October 3, 2002, the Company amended the terms of its senior credit facility and entered into a $65.0 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20.0 million to $15.0 million.

On March 21, 2003, the Company amended the terms of its senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A note, (ii) Tranche A-2 term loans (Tranche A-2) provide for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans cannot be reborrowed once repaid, are due in October 2006 and bear interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan’s $15.0 million borrowing capacity. As of June 29, 2003, the Company had the full $13.0 million available for borrowing on Tranche A-2. As of June 29, 2003, the Company had drawn $10.0 million and had $5.0 million available for borrowing on the revolving line of credit.

7. COMPREHENSIVE INCOME

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income other than the Company’s net income and accumulated unrealized loss on the derivative instrument for the three months and six months ended June 29, 2003 and June 30, 2002.

The following table sets forth the computation of comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)
Net income	$335	$5,113	$5,541	$7,910
Other comprehensive loss:
Unrealized loss on derivative, net of taxes	(13)	(314)	(26)	(131)
Total comprehensive income	$322	$4,799	$5,515	$7,779

8. STOCKHOLDERS’ EQUITY

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

9. REDEEMABLE PREFERRED STOCK

During the first quarter of 2002, the Company had authorized 15,000,000 shares of preferred stock, par value $.01, of which 7,000,000 shares had been designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6,602,865 shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions (as defined) by the Company’s credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company’s common stock at an initial conversion price of $6.06, which was subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at a price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 8, the outstanding shares of Series I Convertible Preferred Stock were converted into 21,075,645 shares of common stock in connection with the completion of the Company’s initial public offering on April 23, 2002.

10. RELATED PARTY TRANSACTION

One of the Company’s recently appointed directors is the Chief Executive of a healthcare delivery system that utilizes the Company’s services in the ordinary course of business. During the three and six months ended June 29, 2003, the related party paid the Company approximately $272,000 and $292,000, respectively.

11. EARNINGS PER SHARE

	Three Months Ended		Three Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands except per share amounts)
Numerator:
Net income before preferred stock dividend	$335	$5,113	$5,541	$7,910
Less preferred stock dividends	—	641	—	3,099
Numerator for basic earnings per share-available to common stockholders	335	4,472	5,541	4,811

Effect of dilutive securities:
Add back preferred stock dividends	—	641	—	3,099

Numerator for diluted earnings per share-available to common stockholders	$335	$5,113	$5,541	$7,910

Denominator:
Denominator for basic earnings per share-weighted average shares	30,191	24,481	30,176	12,254
Effect of dilutive shares:
Employee stock options	477	1,528	739	1,352
Convertible preferred stock	—	3,918	—	12,342

Dilutive potential common shares	477	5,446	739	13,694

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	30,668	29,927	30,915	25,948

Income (loss) per share – basic:
Income before discontinued operations	$0.02	$0.18	$0.20	$0.38
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01
Basic net income per share	$0.01	$0.18	$0.18	$0.39

Income (loss) per share – diluted:
Income before discontinued operations	$0.02	$0.17	$0.20	$0.29
Discontinued operations, net of taxes	(0.01)	—	(0.02)	0.01
Diluted net income per share	$0.01	$0.17	$0.18	$0.30

For the three months and six months ended June 29, 2003, 193,000 and 218,375 incremental options were excluded from the denominator for diluted earnings per share as their impact is anti-dilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•                  Overview.  This section provides a general description of our business, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

•                  Recent accounting pronouncements.  This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and the effect of those pronouncements.

•                  Results of operations.  This section provides an analysis of our results of operations for the three months and six months ended June 29, 2003 relative to the three months and six months ended June 30, 2002 presented in the accompanying condensed consolidated statements of income.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments that existed as of June 29, 2003.

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

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable. Over the past few years, we have been active in growing our “branch-in-branch” concept. The branch-in-branch (BiB) concept leverages off of the infrastructure currently in place at our branches, enabling us to offer different healthcare staffing disciplines through our existing branches with minimal additional resources required.

Service Revenues

All of our revenues are derived from providing healthcare staffing services. Approximately 71% of our revenues for both the three months and six months ended June 29, 2003 were derived from per diem nurse staffing. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented approximately 17% of our revenues for both the three months and six months ended June 29, 2003. Travel nurse staffing (assignments lasting more than four weeks) represented approximately 12% of our revenues for both the three months and six months ended June 29, 2003. Physician staffing (which was discontinued in the second quarter of 2003) represented less than 1% of our revenues for both the three months and six months ended June 29, 2003.

Acquisitions

During the six months ended June 29, 2003, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. During the three months and six months ended June 30, 2002, we did not make any acquisitions. For the year ended December 29, 2002, we purchased substantially all of the assets of seven healthcare staffing companies for an aggregate purchase price of $56.4 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our condensed consolidated financial statements from the date we assumed substantial control or the date of acquisition.

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

Discontinued Operations

We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in our condensed consolidated statements of income. For the three months and six months ended June 29, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.4 million and $0.5 million, respectively. For the three months and six months ended June 30, 2002, we had income from discontinued operations, net of taxes, of approximately $17,000 and $0.1 million, respectively. Net assets of the discontinued operations were approximately $10,000 at June 29, 2003 and consisted solely of current assets. Net assets of the discontinued operations were approximately $0.6 million at December 29, 2002 and was comprised of $0.7 million of current assets and $0.1 million of current liabilities. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Restructuring Charge

As announced on June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and reflects the near term softening in demand for our services. The restructuring resulted in minimal loss of revenues and is expected to be a catalyst for improved profitability for the balance of the year. As a result, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in our condensed consolidated statements of income for the three and six months ended June 29, 2003. No amounts are expected to be incurred of paid in subsequent quarters relating to this restructuring.

Recent Accounting Pronouncements

Exit or Disposal Activity Costs

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this new accounting standard may delay the period or periods in which any future restructuring costs are recognized. We adopted the provisions of SFAS No. 146 as of December 30, 2002 and there was no impact on our consolidated financial statements.

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

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to our financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective in July 2003. The disclosure requirements are effective to all financial statements issued after January 31, 2003. We have no VIEs so no additional disclosures are needed, nor will we have any entities to consolidate upon full adoption.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	78.5	74.6	77.2	74.6
Gross profit	21.5	25.4	22.8	25.4
Selling, general and administrative expenses	16.2	14.0	15.2	14.3
Corporate and administrative expenses	2.2	1.6	1.9	1.6
Depreciation and amortization expenses	1.3	0.8	1.3	0.8
Income from operations	1.8	9.0	4.4	8.7
Interest expense, net	0.9	1.4	0.8	2.6
Income before provision for income taxes and discontinued operations	0.9	7.6	3.6	6.1
Provision for income taxes	0.4	3.1	1.4	2.5
Income before discontinued operations	0.5	4.5	2.2	3.6
Income (loss) from discontinued operations, net of taxes	(0.3)	—	(0.2)	0.1
Net income	0.2	4.5	2.0	3.7

Comparison of Three Months Ended June 29, 2003 to Three Months Ended June 30, 2002

Service Revenues.  Our service revenues increased $23.4 million, or 20.4%, from $114.1 million for the three months ended June 30, 2002 to $137.5 million for the three months ended June 29, 2003. All of our revenue growth for the three months ended June 29, 2003 was the result of acquisitions, which offset an organic decline of less than one percent. This organic decline was primarily attributable to the 29 locations which were closed during the restructuring plan that was completed in the second quarter of 2003. For the three months ended June 29, 2003, organic growth for our continuing locations was approximately one percent. For the three months ended June 29, 2003, price rates increased less than one percent over the same period in 2002. The majority of the increase in revenues for the three months ended June 29, 2003 was attributable to an $11.3 million, or 13.1% increase in our per diem nurse staffing revenues from $86.4 million for the three months ended June 30, 2002 to $97.7 million for the three months ended June 29, 2003.

Of the increase of $11.3 million in per diem nurse staffing revenues, growth from acquisitions completed in 2002 and 2003 contributed $13.2 million, organic growth from continuing locations contributed $0.2 million, offset by an organic decline of $2.1 million attributable to the locations closed in the second quarter restructuring.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $12.1 million, or 43.4%, from $27.7 million for the three months ended June 30, 2002 to $39.8 million for the three months ended June 29, 2003. The growth for the three months ended June 29, 2003 came from organic growth of $1.3 million and acquisitions completed in 2002 and 2003 of $10.8 million.

Cost of Services Rendered.  Cost of services rendered increased $22.9 million, or 26.8%, from $85.1 million for the three months ended June 30, 2002 to $108.0 million for the three months ended June 29, 2003. The increase was attributable to the increase in service revenues and higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit increased $0.5 million, or 1.7%, from $29.0 million for the three months ended June 30, 2002 to $29.5 million for the three months ended June 29, 2003, driven primarily by the growth in service revenues, partially offset by higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs.  This resulted in a gross margin percentage of 21.5% for the three months ended June 29, 2003, as compared to 25.4% for the three months ended June 30, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.2 million, or 39.3%, from $16.0 million for the three months ended June 30, 2002 to $22.2 million for the three months ended June 29, 2003. As a percentage of revenue, selling, general and administrative expenses increased from 14.0% for the three months ended June 30, 2002 to 16.2% for the three months ended June 29, 2003. The increase is primarily attributable to the restructuring initiative completed during the second quarter, the opening of 44 BiB locations in the first four months of 2003, and the eight acquisitions that the Company made from July 2002 through March 2003.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $1.3 million, or 73.4%, from $1.8 million for the three months ended June 30, 2002 to $3.1 million for the three months ended June 29, 2003. The increase was primarily due to increased infrastructure associated with the aforementioned acquisitions and expansion of the BiB program, and increased costs associated with being a public company. As a percentage of revenue, corporate and administrative expenses were 1.6% and 2.2% for the three months ended June 30, 2002 and June 29, 2003, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $0.7 million, or 71.6%, from $1.0 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 29, 2003. The increase was attributable to an increase in depreciation expense of $0.6 million related to depreciation on prior year fixed asset additions and an increase in amortization expense of $0.1 million related to certain intangibles acquired in acquisitions.

Income from Operations.  As a result of the above, income from operations decreased $7.8 million, or 75.9%, from $10.3 million for the three months ended June 30, 2002 to $2.5 million for the three months ended June 29, 2003. As a percentage of revenue, income from operations decreased from 9.0% for the three months ended June 30, 2002 to 1.8% for the three months ended June 29, 2003.

Interest Expense, Net.  Interest expense, net, decreased $0.4 million, or 23.2% from $1.6 million for the three months ended June 30, 2002 to $1.2 million for the three months ended June 29, 2003. The decrease was attributable to lower interest rates for the three months ended June 29, 2003 as compared to comparable period of 2002.

Income Before Provision for Income Taxes and Discontinued Operations.  As a result of the above, income before provision for income taxes and discontinued operations decreased $7.4 million, or 85.8%, from $8.6 million for the three months ended June 30, 2002 to $1.2 million for the three months ended June 29, 2003.

Provision for Income Taxes.  Our provision for income taxes was $3.5 million for the three months ended June 30, 2002 and $0.5 million for the three months ended June 29, 2003 representing effective tax rates of 41.0% for the three months ended June 30, 2002 and 40.0% for the three months ended June 29, 2003.

Income Before Discontinued Operations.  As a result of the above, income before discontinued operations decreased $4.4 million, or 85.5%, from $5.1 million for the three months ended June 30, 2002 to $0.7 million for the three months ended June 29, 2003.

Income (Loss) from Discontinued Operations, Net of Taxes.  Income (loss) from discontinued operations, net of taxes, was income of $17,000 for the three months ended June 30, 2002 as compared to a loss of $0.4 million for the three months ended June 29, 2003.

Net Income.  As a result of the above, net income decreased $4.8 million, or 93.4%, from $5.1 million for the three months ended June 30, 2002 to $0.3 million for the three months ended June 29, 2003.

Comparison of Six Months Ended June 29, 2003 to Six Months Ended June 30, 2002

Service Revenues.  Our service revenues increased $65.4 million, or 30.3%, from $216.1 million for the six months ended June 30, 2002 to $281.5 million for the six months ended June 29, 2003. Our organic revenue growth was approximately 8.2% (9.7% for continuing locations) for the six months ended June 29, 2003 and was the result of increased volume and a favorable shift in the mix of services we rendered with the balance the result of acquisitions and increased pricing. For the six months ended June 29, 2003, price rates increased approximately 2% over the same period in 2002. The majority of the increase in revenues for the six months ended June 29, 2003 was attributable to a $34.9 million, or 21.1% increase in our per diem nurse staffing revenues from $165.5 million for the six months ended June 30, 2002 to $200.4 million for the six months ended June 29, 2003.

Of the increase of $34.9 million in per diem nurse staffing revenues, growth from acquisitions completed in 2002 and 2003 contributed $24.5 million, organic growth from continuing locations contributed $12.9 million, offset by an organic decline of $2.5 million attributable to the locations closed in the second quarter restructuring.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $30.5 million, or 60.4%, from $50.6 million for the six months ended March 31, 2002 to $81.1 million for the six months ended June 29, 2003. Of the increase of $30.5 million, organic growth contributed $7.4 million and acquisitions completed in 2002 and 2003 contributed $23.1 million.

Cost of Services Rendered.  Cost of services rendered increased $56.3 million, or 34.9%, from $161.1 million for the six months ended June 30, 2002 to $217.4 million for the six months ended June 29, 2003. The increase was attributable to the increase in service revenues and higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit increased $9.2 million, or 16.6%, from $54.9 million for the six months ended June 30, 2002 to $64.1 million for the six months ended June 29, 2003, driven primarily by the growth in service revenues, partially offset by higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs.  This resulted in a gross margin percentage of 22.8% for the six months ended June 29, 2003, as compared to 25.4% for the six months ended June 30, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $12.1 million, or 39.1%, from $30.8 million for the six months ended June 30, 2002 to $42.9 million for the six months ended June 29, 2003. As a percentage of revenue, selling, general and administrative expenses increased from 14.3% for the six months ended June 30, 2002 to 15.2% for the six months ended June 29, 2003. The increase is primarily attributable to the restructuring initiative completed during the second quarter, the opening of 44 BiB locations in the first four months of 2003, and the eight acquisitions that the Company made from July 2002 through March 2003.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $2.0 million, or 56.3%, from $3.4 million for the six months ended June 30, 2002 to $5.4 million for the six months ended June 29, 2003. The increase was primarily due to increased infrastructure associated with the aforementioned acquisitions and expansion of the BiB program, and increased costs associated with being a public company. As a percentage of revenue, corporate and administrative expenses were 1.6% and 1.9% for the six months ended June 30, 2002 and June 29, 2003, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $1.5 million, or 80.4%, from $1.8 million for the six months ended June 30, 2002 to $3.3 million for the six months ended June 29, 2003. The increase was attributable to an increase in depreciation expense of $1.3 million related to depreciation on prior year fixed asset additions and an increase in amortization expense of $0.2 million related to certain intangibles acquired in acquisitions.

Income from Operations.  As a result of the above, income from operations decreased $6.3 million, or 33.7%, from $18.8 million for the six months ended June 30, 2002 to $12.5 million for the six months ended June 29, 2003. As a percentage of revenue, income from operations decreased from 8.7% for the six months ended June 30, 2002 to 4.4% for the six months ended June 29, 2003.

Interest Expense, Net.  Interest expense, net, decreased $3.3 million, or 57.6%, from $5.7 million for the six months ended June 30, 2002 to $2.4 million for the six months ended June 29, 2003. The decrease was attributable to lower average debt levels and lower interest rates for the six months ended June 29, 2003 as compared to comparable period of 2002. The average debt balance decreased as the proceeds from our initial public offering, which was completed on April 23, 2002, was used to pay down a portion of our outstanding debt.

Income Before Provision for Income Taxes and Discontinued Operations.  As a result of the above, income before provision for income taxes and discontinued operations decreased $3.1 million, or 23.5%, from $13.2 million for the six months ended June 30, 2002 to $10.1 million for the six months ended June 29, 2003.

Provision for Income Taxes.  Our provision for income taxes was $5.4 million for the six months ended June 30, 2002 and $4.0 million for the six months ended June 29, 2003 representing effective tax rates of 41.0% for the six months ended June 30, 2002 and 40.0% for the six months ended June 29, 2003.

Income Before Discontinued Operations.  As a result of the above, income before discontinued operations decreased $1.8 million, or 22.1%, from $7.8 million for the six months ended June 30, 2002 to $6.0 million for the six months ended June 29, 2003.

Income (Loss) from Discontinued Operations, Net of Taxes.  Income (loss) from discontinued operations, net of taxes, was income of $0.1 million for the six months ended June 30, 2002, as compared to a loss of $0.5 million for the six months ended June 29, 2003.

Net Income.  As a result of above, net income decreased $2.4 million, or 29.9%, from $7.9 million for the six months ended June 30, 2002 to $5.5 million for the six months ended June 29, 2003.

Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas, particularly Florida, that experience seasonal fluctuations in population, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

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

At June 29, 2003, we had cash totaling $4.9 million, working capital totaling $79.8 million and unused availability under our committed credit facility totaling $18.0 million, compared to cash totaling $4.6 million, working capital totaling $81.1 million and unused capacity under our committed credit facility totaling $2.0 million at December 29, 2002. Cash provided by operating activities was $8.2 million during the six months ended June 29, 2003 compared to cash used in operating activities of $1.1 million during the six months ended June 30, 2002. Cash provided by continuing operations was $8.7 million during the six months ended June 29, 2003 compared to cash used in continuing operations of $1.3 million during the six months ended June 30, 2002. Cash used by discontinued operations was $0.5 million during the six months ended June 29, 2003 as compared to cash provided by discontinued operations of $0.2 million during the six months ended June 30, 2002.

Cash flows from operating activities was positively impacted during the six months ended June 29, 2003, as there were fewer de novo branches opened in the first six months of 2003 (four as compared to 21 in the comparable period of 2002). As such, less cash was required to fund our de novo branches. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospitals and healthcare facility clients and changes in state and federal regulations relating to our business.

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

As of June 29, 2003, we had the full $13.0 million available for borrowing on Tranche A-2 and we had drawn $10.0 million and had $5.0 million available for borrowing on the revolving line of credit. As of June 29, 2003, the weighted average interest rate for the loans under our senior credit facility was 4.7%.

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

Critical Accounting Policies

In response to the Security and Exchange Commission Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in the Form 10-K for the year ended December 29, 2002.

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

•                  We have recorded goodwill and other intangibles resulting from our acquisitions through June 29, 2003. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of six to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On June 29, 2003, we had borrowings of $84.4 million under our senior credit facility that were subject its variable rates, with a blended rate of 4.6%. As of June 29, 2003, an adverse change of 1% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.8 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely affected by inflation in the future.

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, based on an evaluation of our disclosure controls and procedures, Chairman and Chief Executive Officer, Robert J. Adamson, and Chief Financial Officer, Kevin S. Little, have concluded that the disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation thereof.

PART II - OTHER INFORMATION

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 17, 2003 we held our Annual Meeting of Stockholders, at which two propsals were voted on: (i) election of three directors to serve until our 2006 Annual Meeting, and (ii) approval of an amendment to our 2001 Stock Incentive Plan to increase the number of shares of our common stock thereunder.

Our stockholders voted to elect the following Class II directors to serve until our 2006 Annual Meeting:

Nominee	In Favor	Against	Abstain
Scott F. Hilinski	27,571,369	907,394	2,327

Anne Boykin	27,571,369	907,394	2,327

Philip A. Incarnati	27,571,369	907,394	2,327

Our directors who continued in office after the meeting are Joel Ackerman and Thomas Timbie, who are Class I directors whose term expires in 2005, and Robert J. Adamson and David J. Wenstrup, who are Class III directors whose term expires in 2004.

Our Stockholders voted to approve the amendment to our 2001 Stock Incentive Plan, with 27,571,369 votes in favor, 907,394 votes against, and 2,327 abstentions.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1                           Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

The following reports on Form 8-K were filed by Medical Staffing Network Holdings, Inc. during the quarter ended June 29, 2003:

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated April 23, 2003, under Item 9, furnished on April 23, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated May 12, 2003, under Item 9, furnished on May 13, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated June 6, 2003, under Item 9, furnished on June 6, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated June 16, 2003, under Item 9, furnished on June 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 12, 2003	By:	/s/ Robert J. Adamson
Chairman and Chief Executive Officer

	By:	/s/ Kevin S. Little
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.