Form 10-Q
period 2003-09-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2003-11-12
CIK 1163958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  30,207,054 shares of Common Stock, par value $0.01 per share, were outstanding as of November 7, 2003.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 28, 2003	Dec. 29, 2002
	(unaudited)
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,851	$4,595
Accounts receivable, net of allowance for doubtful accounts of $2,762 and $2,757 at September 28, 2003 and December 29, 2002, respectively	79,033	93,780
Prepaid expenses	7,571	5,363
Other current assets	3,532	4,858

Total current assets	98,987	108,596

Furniture and equipment, net	12,299	12,643
Goodwill, net of accumulated amortization of $8,545 at both September 28, 2003 and December 29, 2002	124,792	114,437
Intangible assets, net of accumulated amortization of $1,011 and $521 at September 28, 2003 and December 29, 2002, respectively	3,350	3,840
Other assets	8,244	8,567

Total assets	$247,672	$248,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,974	$5,149
Accrued payroll and related liabilities	8,401	9,366
Other current liabilities	3,364	3,105
Current portion of long-term debt	16,170	8,775
Current portion of capital lease obligations	1,066	1,055

Total current liabilities	31,975	27,450

Long-term debt, net of current portion	55,633	69,225
Capital lease obligations, net of current portion	722	1,343
Other liabilities	6,644	4,397

Total liabilities	94,974	102,415

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,207 and 30,119 issued and outstanding at September 28, 2003 and December 29, 2002, respectively	302	301
Additional paid-in-capital	284,200	283,848
Accumulated other comprehensive loss, net of taxes	(66)	(105)
Accumulated deficit	(131,738)	(138,376)

Total stockholders’ equity	152,698	145,668

Total liabilities and stockholders’ equity	$247,672	$248,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(in thousands, except per share amounts)

Service revenues	$123,686	$126,264	$405,154	$342,319
Cost of services rendered	97,147	94,528	314,552	255,645

Gross profit	26,539	31,736	90,602	86,674

Operating expenses:
Selling, general and administrative	18,733	17,421	61,604	48,246
Corporate and administrative	3,112	1,973	8,500	5,420
Depreciation and amortization	1,757	1,267	5,082	3,110

Income from operations	2,937	11,075	15,416	29,898
Interest expense, net	1,147	808	3,549	6,467

Income before provision for income taxes and discontinued operations	1,790	10,267	11,867	23,431
Provision for income taxes	693	4,210	4,723	9,609

Income before discontinued operations	1,097	6,057	7,144	13,822
Income (loss) from discontinued operations, net of taxes	—	—	(506)	145

Net income	$1,097	$6,057	$6,638	$13,967
Deduct required dividends on convertible preferred stock	—	—	—	3,099

Income available to common stockholders	$1,097	$6,057	$6,638	$10,868

Income (loss) per share – basic:
Income before discontinued operations	$0.04	$0.20	$0.24	$0.59
Discontinued operations, net of taxes	—	—	(0.02)	0.01

Basic net income per share	$0.04	$0.20	$0.22	$0.60

Income (loss) per share – diluted:
Income before discontinued operations	$0.04	$0.19	$0.24	$0.49
Discontinued operations, net of taxes	—	—	(0.02)	0.01

Diluted net income per share	$0.04	$0.19	$0.22	$0.50

Weighted average number of common shares outstanding:
Basic	30,199	30,090	30,184	18,199

Diluted	30,618	31,402	30,816	27,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002
	(in thousands)
Operating activities
Net income	$6,638	$13,967
Loss (income) from discontinued operations, net of taxes	506	(145)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	5,082	3,110
Amortization of debt issuance costs	811	602
Deferred income taxes	3,716	1,519
Provision for doubtful accounts	2,714	2,475
Loss on derivative instrument	39	351
Loss on termination of capital leases	38	—
Changes in operating assets and liabilities:
Accounts receivable	12,599	(20,846)
Prepaid expenses and other current assets	(2,396)	672
Other assets	(413)	(514)
Accounts payable	(2,215)	(2,818)
Accrued payroll and related liabilities	(1,003)	41
Other current liabilities	161	(1,263)
Other liabilities	(29)	995

Cash provided by (used in) continuing operations	26,248	(1,854)
Cash (used in) provided by discontinued operations	(500)	178

Cash provided by (used in) operating activities	25,748	(1,676)

Investing activities
Cash paid for acquisitions, net of cash acquired	(10,803)	(26,278)
Purchases of furniture and equipment	(3,126)	(2,747)
Capitalized internal software costs	(895)	(1,507)

Cash used in investing activities	(14,824)	(30,532)

Financing activities
Net proceeds from issuance of common stock	—	156,279
Principal payments under capital lease obligations	(824)	(640)
Proceeds from borrowings on senior credit facility	16,500	37,000
Principal payments on long-term debt	(22,697)	(169,354)
Proceeds from exercise of stock options	353	9

Cash (used in) provided by financing activities	(6,668)	23,294

Net increase (decrease) in cash and cash equivalents	4,256	(8,914)
Cash and cash equivalents at beginning of period	4,595	11,253

Cash and cash equivalents at end of period	$8,851	$2,339

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment through capital leases	$185	$1,976

Supplemental disclosures of cash flow information:
Interest paid	$2,884	$4,071
Income taxes paid	$3,244	$1,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States. The Company’s per diem staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company’s chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. These healthcare staffing services represent 100% of the Company’s consolidated revenue for each of the three months and nine months ended September 28, 2003 and September 29, 2002.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company’s consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective in July 2003 or December 2003 if certain criteria are met. The disclosure requirements are effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no entities have been consolidated and no additional disclosures have been provided.

3. STOCK BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three months and nine months ended September 28, 2003 and September 29, 2002 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123 to the Company’s options would require the Company to record the following pro forma net income and net income per share amounts:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(in thousands except per share amounts)
Net income as reported	$1,097	$6,057	$6,638	$13,967
Stock based compensation expense, net of taxes	(335)	(293)	(897)	(811)
Pro forma net income	$762	$5,764	$5,741	$13,156

As reported basic income before discontinued operations	$0.04	$0.20	$0.24	$0.59
Discontinued operations, net of taxes	—	—	(0.02)	0.01
As reported basic income per share	$0.04	$0.20	$0.22	$0.60

As reported diluted income before discontinued operations	$0.04	$0.19	$0.24	$0.49
Discontinued operations, net of taxes	—	—	(0.02)	0.01
As reported diluted income per share	$0.04	$0.19	$0.22	$0.50

Pro forma basic income before discontinued operations	$0.03	$0.19	$0.21	$0.54
Discontinued operations, net of taxes	—	—	(0.02)	0.01
Pro forma basic income per share	$0.03	$0.19	$0.19	$0.55

Pro forma diluted income before discontinued operations	$0.03	$0.19	$0.21	$0.49
Discontinued operations, net of taxes	—	—	(0.02)	0.01
Pro forma diluted income per share	$0.03	$0.19	$0.19	$0.50

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Expected life in years	3 – 8	5 – 8	3 – 8	5 – 8
Risk-free interest rate	2.02% - 3.68%	3.76% - 4.91%	2.02% - 3.68%	3.76% - 4.91%
Volatility	77%	60%	77%	60%
Dividend yield	0%	0%	0%	0%

4. DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or has met the “held for sale” criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in the Company’s condensed consolidated statements of income for the three months and nine months ended September 28, 2003 and September 29, 2002. Net assets of the discontinued operations were less than $10,000 at September 28, 2003 and consisted solely of current assets. Net assets of the discontinued operations were approximately $0.6 million at December 29, 2002 and were comprised of $0.7 million of current assets and $0.1 million of current liabilities. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Service revenues, cost of services, gross profit (loss) and income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Service revenues	$—	$1,257	$495	$3,942
Cost of service revenues	—	1,022	1,095	3,015

Gross profit (loss)	$—	$235	$(600)	$927

Income (loss) before benefit of (provision for) income taxes	$—	$—	$(845)	$245
Benefit of (provision for) income taxes	—	—	339	(100)

Income (loss) from discontinued operations, net of taxes	$—	$—	$(506)	$145

5. RESTRUCTURING CHARGE

As announced on June 16, 2003, the Company completed its plan to restructure its operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure the Company had put in place to support multiple growth initiatives and reflects the near term softening in demand for its services. The restructuring resulted in minimal loss of revenues and is expected to be a catalyst for improved profitability for the balance of the year. Approximately 130 branch staff and corporate employees were terminated as part of the restructuring.  As a result, in the second quarter of 2003, the Company recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for the nine months ended September 28, 2003. No amounts are expected to be incurred or paid in subsequent quarters relating to this restructuring.

A breakdown of the restructuring charge is as follows (in thousands):

Lease termination costs	$390
Office closing costs	164
Employee termination costs	158
Miscellaneous	51
Total	$763

6. ACQUISITIONS

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

In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of STAT Medical Services, Inc. (STAT), a temporary healthcare staffing company, for approximately $10.3 million in cash, of which approximately $2.0 million was held in escrow and the potential for additional consideration contingent upon STAT achieving certain financial results. Approximately $8.9 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of income beginning from the date of acquisition.

In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of Medical Staffing Services, Inc. (MSS), a temporary healthcare staffing company, for approximately $0.8 million in cash, of which $0.2 million was held in escrow and the potential for additional consideration contingent upon MSS achieving certain financial results. Approximately $0.7 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services and market penetration within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of income beginning from the date of acquisition.

In July 2002, the Company acquired certain assets and liabilities of Pro Med, Inc. (Pro Med), a temporary healthcare staffing company, for approximately $5.1 million in cash, of which approximately $0.5 million was held in escrow and the potential for additional consideration contingent upon Pro Med achieving certain financial results. Approximately $4.8 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of income beginning from the date of acquisition.

In August 2002, the Company acquired certain assets and liabilities of Pharmstaff, Ltd., a provider of temporary pharmacists and pharmacy technicians to hospitals and other facilities, for approximately $8.5 million in cash, of which approximately $0.4 million was held in escrow and the potential for additional consideration contingent upon Pharmstaff achieving certain financial results. Approximately $8.5 million was allocated to goodwill. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of income from the date of acquisition.

7. LONG-TERM DEBT

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

In connection with the Company’s initial public offering completed on April 23, 2002 (Note 9), approximately $93.4 million of the senior credit facility was repaid. On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25.0 million note with terms and rights identical to its previous Term A notes. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes were paid off. On October 3, 2002, the Company amended the terms of its senior credit facility and entered into a $65.0 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20.0 million to $15.0 million.

On March 21, 2003, the Company amended the terms of its senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A note, (ii) Tranche A-2 term loans (Tranche A-2) provide for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans cannot be reborrowed once repaid, are due in October 2006 and bear interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan’s $15.0 million borrowing capacity. As of September 28, 2003, the Company had $13.0 million available for borrowing on Tranche A-2. As of September 28, 2003, the Company had the full $15.0 million available for borrowing on the revolving line of credit. As discussed in more detail in Note 13, on November 5, 2003, the Company agreed, in principle, to refinance its existing credit facility.

8. COMPREHENSIVE INCOME

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income other than the Company’s net income and accumulated unrealized gain (loss) on the derivative instrument for the three months and nine months ended September 28, 2003 and September 29, 2002.

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net income	$1,097	$6,057	$6,638	$13,967
Other comprehensive gain (loss):
Unrealized gain (loss) on derivative, net of taxes	(13)	13	(39)	(118)

Total comprehensive income	$1,084	$6,070	$6,599	$13,849

9. STOCKHOLDERS’ EQUITY

On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company’s authorized shares of common stock to 75.0 million shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company’s initial public offering. On April 23, 2002, the Company completed its initial public offering of 7.8 million shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1.2 million shares, bringing the total number of shares issued to 9.0 million. Total proceeds received by the Company, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company’s outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21.1 million shares of common stock.

10. REDEEMABLE PREFERRED STOCK

During the first quarter of 2002, the Company authorized 15.0 million shares of preferred stock, par value $.01 per share, of which 7.0 million shares had been designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 per share and 6.6 million shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions (as defined) by the Company’s credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company’s common stock at an initial conversion price of $6.06 per share, which was subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at a price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 9, the outstanding shares of Series I Convertible Preferred Stock were converted into 21.1 million shares of common stock in connection with the completion of the Company’s initial public offering on April 23, 2002.

11. RELATED PARTY TRANSACTION

One of the Company’s directors, Philip A. Incarnati, is the Chief Executive of a healthcare delivery system that utilizes the Company’s services in the ordinary course of business. During the three and nine months ended September 28, 2003, that healthcare delivery system paid the Company approximately $0.4 million and $0.7 million, respectively.

12. EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(in thousands except per share amounts)
Numerator:
Net income before preferred stock dividend	$1,097	$6,057	$6,638	$13,967
Less preferred stock dividends	—	—	—	3,099
Numerator for basic earnings per share-available to common stockholders	1,097	6,057	6,638	10,868

Effect of dilutive securities:
Add back preferred stock dividends	—	—	—	3,099

Numerator for diluted earnings per share-available to common stockholders	$1,097	$6,057	$6,638	$13,967

Denominator:
Denominator for basic earnings per share-weighted average shares	30,199	30,090	30,184	18,199
Effect of dilutive shares:
Employee stock options	419	1,312	632	1,339
Convertible preferred stock	—	—	—	8,228

Dilutive potential common shares	419	1,312	632	9,567

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	30,618	31,402	30,816	27,766

Income (loss) per share – basic:
Income before discontinued operations	$0.04	$0.20	$0.24	$0.59
Discontinued operations, net of taxes	—	—	(0.02)	0.01
Basic net income per share	$0.04	$0.20	$0.22	$0.60

Income (loss) per share – diluted:
Income before discontinued operations	$0.04	$0.19	$0.24	$0.49
Discontinued operations, net of taxes	—	—	(0.02)	0.01
Diluted net income per share	$0.04	$0.19	$0.22	$0.50

For the three months and nine months ended September 28, 2003, approximately 314,000 and 250,000 incremental options were excluded from the denominator for diluted earnings per share as their impact is anti-dilutive.

13. SUBSEQUENT EVENT

On November 5, 2003, we agreed, in principle, to enter into a new credit facility. We plan to refinance the existing facility as it was entered into when we were a privately-held company operating in more robust economic environment and its term and covenants do not reflect the current difficult economic and industry-specific conditions. The planned new facility would be comprised of a revolver and a second lien term loan. The proceeds of the new credit facility would be used to extinguish the entire outstanding balance under our existing credit facility. As a result of the planned refinancing of the credit facility, we would record a non-cash charge of approximately $3.6 million in the fourth quarter of 2003 to write off the remaining debt issuance cost of the extinguished facility. In the unlikely event that we are unable to complete the refinancing transaction, it is probable that, at the end of the fourth quarter of 2003, we would be in violation of certain financial covenants of our existing credit facility.

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

•                  Results of operations.  This section provides an analysis of our results of operations for the three months and nine months ended September 28, 2003 relative to the three months and nine months ended September 29, 2002 presented in the accompanying condensed consolidated statements of income.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt and commitments that existed as of September 28, 2003.

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

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable. Over the past few years, we have been active in growing our “branch-in-branch” (BiB) concept. The BiB concept leverages off of the infrastructure currently in place at our branches, enabling us to offer different healthcare staffing disciplines through our existing branches with minimal additional resources required.

Service Revenues

All of our revenues are derived from providing healthcare staffing services. Approximately 72% and 71% of our revenues for the three months and nine months ended September 28, 2003, respectively were derived from per diem nurse staffing. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented approximately 17% of our revenues for both the three months and nine months ended September 28, 2003. Travel nurse staffing (assignments lasting more than four weeks) represented approximately 11% and 12% of our revenues for the three months and nine months ended September 28, 2003, respectively. Physician staffing (which was discontinued in the second quarter of 2003) represented less than 1% of our revenues for the nine months ended September 28, 2003.

Acquisitions

During the nine months ended September 28, 2003, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. During the three months and nine months ended September 29, 2002, we purchased substantially all of the assets of four healthcare staffing companies for an aggregate purchase price of $24.7 million. For the year ended December 29, 2002, we purchased substantially all of the assets of seven healthcare staffing companies for an aggregate purchase price of $56.4 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our condensed consolidated financial statements from the date we assumed substantial control or the date of acquisition.

Initial Public Offering

On April 23, 2002, we completed our initial public offering of 7.8 million shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1.2 million shares, bringing the total number of shares issued to 9.0 million. Total proceeds received by us, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of our outstanding balance under the senior unsecured notes, and approximately $93.4 million of our outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21.1 million shares of common stock.

Discontinued Operations

We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of the FASB Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or has met the “held for sale” criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in our condensed consolidated statements of income. For both the three months ended September 28, 2003 and September 29, 2002, we had no income (loss) from discontinued operations, net of taxes. For the nine months ended September 28, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.5 million. For the nine months ended September 29, 2002, we had income from discontinued operations of approximately $0.1 million. Net assets of the discontinued operations were less than $10,000 at September 28, 2003 and consisted solely of current assets. Net assets of the discontinued operations were approximately $0.6 million at December 29, 2002 and were comprised of $0.7 million of current assets and $0.1 million of current liabilities. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Restructuring Charge

As announced on June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and reflects the near term softening in demand for our services. The restructuring resulted in minimal loss of revenues and is expected to be a catalyst for improved profitability for the balance of the year. As a result, in the second quarter of 2003, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in our condensed consolidated statements of income for the nine months ended September 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.

Recent Accounting Pronouncements

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about the variable interest entity when FIN No. 46 becomes effective in July 2003 or December 2003 if certain criteria are met. The disclosure requirements are effective to all financial statements issued after January 31, 2003. We have no VIEs so no entities have been consolidated and no additional disclosures have been provided.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	78.5	74.9	77.6	74.7
Gross profit	21.5	25.1	22.4	25.3
Selling, general and administrative expenses	15.2	13.8	15.2	14.1
Corporate and administrative expenses	2.5	1.6	2.1	1.6
Depreciation and amortization expenses	1.4	0.9	1.3	0.9
Income from operations	2.4	8.8	3.8	8.7
Interest expense, net	1.0	0.7	0.9	1.9
Income before provision for income taxes and discontinued operations	1.4	8.1	2.9	6.8
Provision for income taxes	0.5	3.3	1.1	2.8
Income before discontinued operations	0.9	4.8	1.8	4.0
Income (loss) from discontinued operations, net of taxes	—	—	(0.2)	0.1
Net income	0.9	4.8	1.6	4.1

Comparison of Three Months Ended September 28, 2003 to Three Months Ended September 29, 2002

Service Revenues.  Our service revenues decreased $2.6 million, or 2.0%, from $126.3 million for the three months ended September 29, 2002 to $123.7 million for the three months ended September 28, 2003. The decrease in revenues was the result of an organic decline of 14.8%, partially offset by an increase from acquisitions made over the past twelve months. This organic decline was primarily attributable to the decrease in the number of hours worked by professionals due to a short-term lessening in demand for temporary healthcare staffing, in addition to the 29 locations which were closed during the restructuring plan that was completed in the second quarter of 2003. For the three months ended September 28, 2003, price rates increased less than one percent over the same period in 2002.

Per diem nurse staffing revenues decreased $9.6 million, or 9.7%, from $98.9 million for the three months ended September 29, 2002 to $89.3 million for the three months ended September 28, 2003. Of the decrease of $9.6 million in per diem nurse staffing revenues, organic decline from continuing locations accounted for $12.5 million, organic decline attributable to the locations closed in the second quarter restructuring accounted for $4.9 million, partially offset by growth from acquisitions completed in 2002 and 2003, which contributed $7.8 million.

Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $7.0 million, or 25.8%, from $27.4 million for the three months ended September 28, 2002 to $34.4 million for the three months ended September 28, 2003. The increase for the three months ended September 28, 2003 came from acquisitions completed in 2002 and 2003 of $8.2 million, partially offset by an organic decline of $1.2 million.

Cost of Services Rendered.  Cost of services rendered increased $2.6 million, or 2.8%, from $94.6 million for the three months ended September 29, 2002 to $97.2 million for the three months ended September 28, 2003. The increase was attributable to higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit decreased $5.2 million, or 16.4%, from $31.7 million for the three months ended September 29, 2002 to $26.5 million for the three months ended September 28, 2003, driven primarily by the decline in service revenues, as well as higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs.  This resulted in a gross margin percentage of 21.5% for the three months ended September 28, 2003, as compared to 25.1% for the three months ended September 29, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.3 million, or 7.5%, from $17.4 million for the three months ended September 29, 2002 to $18.7 million for the three months ended September 28, 2003. As a percentage of revenue, selling, general and administrative expenses increased from 13.8% for the three months ended September 29, 2002 to 15.2% for the three months ended September 28, 2003. The increase is primarily attributable to the opening of 44 BiB locations in the first four months of 2003, acquisitions that we made over the past twelve months and the decrease in service revenues, partially offset by the locations closed during the restructuring initiative completed in the second quarter of 2003.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $1.2 million, or 57.7%, from $1.9 million for the three months ended September 29, 2002 to $3.1 million for the three months ended September 28, 2003. As a percentage of revenue, corporate and administrative expenses were 1.6% and 2.5% for the three months ended September 29, 2002 and September 28, 2003, respectively. The increase was primarily due to increased infrastructure associated with the aforementioned acquisitions and expansion of the BiB program, and the decrease in service revenues.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $0.5 million, or 38.7%, from $1.3 million for the three months ended September 29, 2002 to $1.8 million for the three months ended September 28, 2003. The increase was attributable to an increase in depreciation expense of $0.4 million related to depreciation on prior year fixed asset additions and an increase in amortization expense of $0.1 million related to certain intangibles acquired in acquisitions.

Income from Operations.  As a result of the above, income from operations decreased $8.2 million, or 73.5%, from $11.1 million for the three months ended September 29, 2002 to $2.9 million for the three months ended September 28, 2003. As a percentage of revenue, income from operations decreased from 8.8% for the three months ended September 29, 2002 to 2.4% for the three months ended September 28, 2003.

Interest Expense, Net.  Interest expense, net, increased $0.3 million, or 42.0% from $0.8 million for the three months ended September 29, 2002 to $1.1 million for the three months ended September 28, 2003. The increase was attributable to higher average debt levels partially offset by lower interest rates for the three months ended September 28, 2003 as compared to the comparable period of 2002.

Income Before Provision for Income Taxes and Discontinued Operations.  As a result of the above, income before provision for income taxes and discontinued operations decreased $8.5 million, or 82.6%, from $10.3 million for the three months ended September 29, 2002 to $1.8 million for the three months ended September 28, 2003.

Provision for Income Taxes.  Our provision for income taxes was $4.2 million for the three months ended September 29, 2002 and $0.7 million for the three months ended September 28, 2003 representing effective tax rates of 41.0% for the three months ended September 29, 2002 and 38.7% for the three months ended September 28, 2003. The decrease in our effective tax rate is attributable to lower expected state tax expense.

Income Before Discontinued Operations.  As a result of the above, income before discontinued operations decreased $5.0 million, or 81.9%, from $6.1 million for the three months ended September 29, 2002 to $1.1 million for the three months ended September 28, 2003.

Income (Loss) from Discontinued Operations, Net of Taxes.  There was no income (loss) from discontinued operations, net of taxes, for either the three months ended September 29, 2002 or September 28, 2003.

Net Income.  As a result of the above, net income decreased $5.0 million, or 81.9%, from $6.1 million for the three months ended September 29, 2002 to $1.1 million for the three months ended September 28, 2003.

Comparison of Nine Months Ended September 28, 2003 to Nine Months Ended September 29, 2002

Service Revenues.  Our service revenues increased $62.9 million, or 18.4%, from $342.3 million for the nine months ended September 29, 2002 to $405.2 million for the nine months ended September 28, 2003. All of our revenue growth for the nine months ended September 28, 2003 was the result of acquisitions, which offset an organic decline of 0.3%.  For the nine months ended September 28, 2003, organic growth for our continuing locations was 2.1%. For the nine months ended September 28, 2003, price rates increased approximately 1% over the same period in 2002.

A portion of the increase in revenues for the nine months ended September 28, 2003 was attributable to a $25.2 million, or 9.5% increase in our per diem nurse staffing revenues from $264.4 million for the nine months ended September 29, 2002 to $289.6 million for the nine months ended September 28, 2003. Of the increase of $25.2 million in per diem nurse staffing revenues, growth from acquisitions completed in 2002 and 2003 contributed $31.8 million, organic growth from continuing locations contributed $1.4 million, offset by an organic decline of $8.0 million attributable to the locations closed in the second quarter restructuring.

The remainder of the increase in service revenues is from our staffing divisions other than the per diem nurse staffing division, which collectively increased $37.7 million, or 48.2%, from $77.9 million for the nine months ended September 29, 2002 to $115.6 million for the nine months ended September 28, 2003. Of the increase of $37.7 million, organic growth contributed $5.6 million and acquisitions completed in 2002 and 2003 contributed $32.1 million.

Cost of Services Rendered.  Cost of services rendered increased $59.0 million, or 23.0%, from $255.6 million for the nine months ended September 29, 2002 to $314.6 million for the nine months ended September 28, 2003. The increase was attributable to the increase in service revenues and higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit increased $3.9 million, or 4.5%, from $86.7 million for the nine months ended September 29, 2002 to $90.6 million for the nine months ended September 28, 2003, driven primarily by the growth in service revenues, partially offset by higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs.  This resulted in a gross margin percentage of 22.4% for the nine months ended September 28, 2003, as compared to 25.3% for the nine months ended September 29, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $13.3 million, or 27.7%, from $48.3 million for the nine months ended September 29, 2002 to $61.6 million for the nine months ended September 28, 2003. As a percentage of revenue, selling, general and administrative expenses increased from 14.1% for the nine months ended September 29, 2002 to 15.2% for the nine months ended September 28, 2003. The increase is primarily attributable to the restructuring initiative completed during the second quarter, the opening of 44 BiB locations in the first four months of 2003, and the acquisitions that we made over the prior twelve months, partially offset by the locations closed during the restructuring initiative completed in the second quarter of 2003.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $3.1 million, or 56.8%, from $5.4 million for the nine months ended September 29, 2002 to $8.5 million for the nine months ended September 28, 2003. As a percentage of revenue, corporate and administrative expenses were 1.6% and 2.1% for the nine months ended September 29, 2002 and September 28, 2003, respectively. The increase was primarily due to increased infrastructure associated with the aforementioned acquisitions and expansion of the BiB program, and increased costs associated with being a public company.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $2.0 million, or 63.4%, from $3.1 million for the nine months ended September 29, 2002 to $5.1 million for the nine months ended September 28, 2003. The increase was attributable to an increase in depreciation expense of $1.7 million related to depreciation on prior year fixed asset additions and an increase in amortization expense of $0.3 million related to certain intangibles acquired in acquisitions.

Income from Operations.  As a result of the above, income from operations decreased $14.5 million, or 48.4%, from $29.9 million for the nine months ended September 29, 2002 to $15.4 million for the nine months ended September 28, 2003. As a percentage of revenue, income from operations decreased from 8.7% for the nine months ended September 29, 2002 to 3.8% for the nine months ended September 28, 2003.

Interest Expense, Net.  Interest expense, net, decreased $3.0 million, or 45.1%, from $6.5 million for the nine months ended September 29, 2002 to $3.5 million for the nine months ended September 28, 2003. The decrease was attributable to lower average debt levels and lower interest rates for the nine months ended September 28, 2003 as compared to comparable period of 2002. The average debt balance decreased as the proceeds from our initial public offering, which was completed on April 23, 2002, was used to pay down a portion of our outstanding debt.

Income Before Provision for Income Taxes and Discontinued Operations.  As a result of the above, income before provision for income taxes and discontinued operations decreased $11.5 million, or 49.4%, from $23.4 million for the nine months ended September 29, 2002 to $11.9 million for the nine months ended September 28, 2003.

Provision for Income Taxes.  Our provision for income taxes was $9.6 million for the nine months ended September 29, 2002 and $4.7 million for the nine months ended September 28, 2003 representing effective tax rates of 41.0% for the nine months ended September 29, 2002 and 39.8% for the nine months ended September 28, 2003. The decrease in our effective tax rate is attributable to lower expected state tax expense.

Income Before Discontinued Operations.  As a result of the above, income before discontinued operations decreased $6.6 million, or 48.3%, from $13.8 million for the nine months ended September 29 2002 to $7.2 million for the nine months ended September 28, 2003.

Income (Loss) from Discontinued Operations, Net of Taxes.  Income (loss) from discontinued operations, net of taxes, was income of $0.2 million for the nine months ended September 29, 2002, as compared to a loss of $0.5 million for the nine months ended September 28, 2003.

Net Income.  As a result of above, net income decreased $7.4 million, or 52.5%, from $14.0 million for the nine months ended September 29, 2002 to $6.6 million for the nine months ended September 28, 2003.

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

On April 23, 2002, we completed our initial public offering of 7.8 million shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1.2 million shares, bringing the total number of shares issued to 9.0 million. Total proceeds received by us, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of our outstanding balance under the senior unsecured notes, and approximately $93.4 million of our outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21.1 million shares of common stock.

At September 28, 2003, we had cash totaling $8.9 million, working capital totaling $67.0 million and unused availability under our committed credit facility totaling $15.0 million, compared to cash totaling $4.6 million, working capital totaling $81.1 million and unused capacity under our committed credit facility totaling $2.0 million at December 29, 2002. Cash provided by operating activities was $25.7 million during the nine months ended September 28, 2003 compared to cash used in operating activities of $1.7 million during the nine months ended

September 29, 2002. Cash provided by continuing operations was $26.2 million during the nine months ended September 28, 2003 compared to cash used in continuing operations of $1.9 million during the nine months ended September 29, 2002. Cash used by discontinued operations was $0.5 million during the nine months ended September 28, 2003 as compared to cash provided by discontinued operations of $0.2 million during the nine months ended September 29, 2002.

Cash flows from operating activities was positively impacted during the nine months ended September 28, 2003, primarily the result of a lower accounts receivable balance due to improved collections, the closure of 29 cash using offices in the restructuring completed during the second quarter of 2003, and the opening of fewer de novo branches in the first nine months of 2003 (five as compared to 31 in the comparable period of 2002).  Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospitals and healthcare facility clients and changes in state and federal regulations relating to our business.

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

As of September 28, 2003, we had the full $13.0 million available for borrowing on Tranche A-2 and we had the full $15.0 million available for borrowing on the revolving line of credit. As of September 28, 2003, the weighted average interest rate for the loans under our senior credit facility was 4.62%.

On November 5, 2003, we agreed, in principle, to enter into a new credit facility. We plan to refinance the existing facility as it was entered into when we were a privately-held company operating in a more robust economic environment and its terms and covenants do not reflect the current difficult economic and industry-specific conditions.  The planned new facility would be comprised of a revolver and a second lien term loan.  The proceeds of the new credit facility would be used to extinguish the entire outstanding balance under our existing credit facility. As a result of the planned refinancing of the credit facility, we would record a non-cash charge of approximately $3.6 million in the fourth quarter of 2003 to write off the remaining debt issuance costs of the extinguished facility.  In the unlikely event that we are unable to complete the refinancing transaction, it is probable that, at the end of the fourth quarter of 2003, we would be in violation of certain financial covenants of our existing credit facility.

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

•                  We have recorded goodwill and other intangibles resulting from our acquisitions through September 28, 2003. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of six to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

•                  We maintain an accrual for our health, workers compensation and professional liability that is either self-insured or partially self-insured and are classified in accounts payable. The adequacy of these accruals are determined by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on Company-specific actuarial computations and industry experience and trends. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in its methodologies and reduce or provide for additional accruals as appropriate. As a result of favorable claims experience and based on actuarial estimations completed during the quarter, the Company recorded a workers’ compensation expense benefit of approximately $0.3 million during the third quarter of 2003.

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

ITEM 3.                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On September 28, 2003, we had borrowings of $71.8 million under our senior credit facility that were subject its variable rates, with a blended rate of 4.36%. As of September 28, 2003, an adverse change of 1% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.7 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely affected by inflation in the future.

ITEM 4.                                                  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, based on an evaluation of our disclosure controls and procedures, Chairman and Chief Executive Officer, Robert J. Adamson, and Chief Financial Officer, Kevin S. Little, have concluded that our disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation thereof.

PART II - OTHER INFORMATION

ITEM 6.                                                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

The following reports on Form 8-K were filed by Medical Staffing Network Holdings, Inc. during the quarter ended September 28, 2003:

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated July 17, 2003, under Item 9, furnished on July 17, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated August 6, 2003, under Item 12, furnished on August 6, 2003.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated September 15, 2003, under Item 9, furnished on September 15, 2003.

Report on Form 8-K providing notice of the Slide presentation given by Medical Staffing Network Holdings, Inc. on September 22, 2003, under Item 9, furnished on September 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 12, 2003	By:	/s/ Robert J. Adamson
Chairman and Chief Executive Officer

	By:	/s/ Kevin S. Little
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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