Form 10-K
period 2003-12-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2004-03-05
CIK 1163958

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0865171 (I.R.S. Employer Identification Number)
901 Yamato Road, Suite 110 Boca Raton, FL 33431 (Address of principal executive offices)
Registrant's telephone number, including area code: (561) 322-1300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01	New York Stock Exchange
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

Yes    ☒           No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☒           No    ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 27, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $218,905,992.50. As of March 2, 2004, there were 30,225,859 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates certain information by reference from the registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 28, 2003.

        All references to "we, "us," or "our," in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc.

i

PART I

Item 1. Business

General Development of Business

        We are a leading healthcare staffing company and the largest provider of per diem nurse staffing services (staffing assignments of less than 13 weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities to solve our clients' temporary staffing needs. We believe we are also a leading provider of specialized radiology and diagnostic imaging specialists and clinical laboratory technicians, or "allied health" professionals, as measured by revenues. We serve our clients through what we believe to be the largest temporary medical staffing network in the United States, which was comprised as of December 28, 2003 of over 140 per diem branches that provide nurse staffing on a per diem basis in 43 states. Our extensive client base includes over 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

        Our business has grown significantly since our founding in 1998. We call branches that we have opened since our inception "de novo" branches, as opposed to branches acquired from third parties. Approximately 75% of all existing branches as of December 28, 2003 were de novo branches.

        In the second quarter of 2003, we discontinued our physician staffing services. As such, the results of operations from these services are shown separately, as a total amount, in our consolidated statements of income for all years presented.

        In March 2003, we purchased substantially all of the assets and assumed certain of the liabilities of Saber-Salisbury Group (SSG), which operates a temporary healthcare staffing company. The transaction was consummated pursuant to the terms of an asset purchase agreement, dated March 22, 2003.

        On June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and reflects the current contraction in demand for our services. As a result, in the second quarter of 2003, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs.

        For the year ended December 28, 2003, we had revenues of $513.0 million and income from operations of $17.5 million. During this period, we earned 72% of our revenues from our per diem nurse staffing assignments, 17% from our specialized radiology and diagnostic imaging technicians and clinical laboratory technicians, or our "allied health" assignments, and 11% from our travel nurse staffing assignments.

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

        Allied staffing consists of highly specialized radiology and diagnostic imaging specialties, clinical laboratory specialties, pharmacists and respiratory therapists. These professionals are staffed on both a per diem and travel basis.

        Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate is near a nine-year high, which we believe has resulted in nurses in many households becoming a primary breadwinner, and which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected census levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

        We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand, for nurses, is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. In conjunction with the two aforementioned factors, as the economy rebounds, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Description of the Business

        We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, allied professionals and travel nurses. While we have a national presence, we operate on a local basis through an integrated network, which consisted of over 140 per diem branches in 43 states as of December 28, 2003, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Services Provided

        Per Diem Nursing.    The per diem nurse staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a 13-week assignment and represented approximately 72% of our fiscal year 2003 revenues. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities.

        Allied Staffing.    Our allied staffing division, which represented approximately 17% of our 2003 revenues, specializes in providing allied professionals to hospitals, nursing homes, clinics and surgical and ambulatory care centers, both on a per diem and a travel basis. We believe our allied healthcare business to be among the largest in the country as measured by revenues. Allied specialties that we staff include diagnostic imaging and radiology technicians, clinical laboratory technicians, pharmacists and respiratory therapists.

        Travel Nursing.    Comprising approximately 11% of our 2003 revenues, our travel nursing operations provide nurses and surgical technicians to hospitals across the country for assignments lasting over thirteen weeks.

        Physicians.    During the second quarter of 2003, we discontinued our physician staffing operation, and as such, the results of operations from these services are shown separately, as a total amount, in our consolidated statements of income for all years presented.

National Branch Network

        We currently operate an integrated network, which consisted of over 140 per diem branches located in 43 states as of December 28, 2003. Our branches are organized into several geographic regions, each of which is coordinated by a regional director. These branches serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling and sales and marketing. Each branch is responsible for covering a specific local geographic region. Our typical branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator.

        The cost structure of our typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that is easily scaleable to meet increasing demand.

Recruitment and Retention

        Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. Our active pool of professionals has grown 52% compounded annually from 7,000 in 1999 to 37,000 in 2003, with a significant number of new recruits generated via word of mouth. Over 80% of our senior operations management has nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and has enhanced our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

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

  •
  Competitive Benefits Package. We believe that we were the first per diem healthcare staffing company to offer a comprehensive benefits program for qualified per diem staff. Our program includes a matching 401(k) plan and access to group discounted benefits such as health, dental, life, disability and general liability insurances for healthcare professionals who work for us for a specified minimum number of hours per month for more than one month.

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

  •
  Leading Continuing Educational Programs. We also offer continuing education courses as a means to improve our pool of nurses as well as to maintain proper compliance. We have a unique relationship with Florida Atlantic University's College of Nursing. The College of Nursing faculty develops continuing education courses that we offer online through our website. Our nurses can obtain continuing education units (CEUs) that many states require to educate our nurses regarding changing technology and clinical practices. Our courses are fully accredited by the American Nurses Credentialing Center of Excellence and the Florida Board of Nursing.

        We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2003, we spent approximately 1% of our revenues on recruitment activities. Our recruiting activities include print advertisements in local newspapers and in trade journals, mailings, Internet listings and solicitations at trade conventions.

Quality Management

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

Sales and Marketing

        We have developed a three-pronged approach to our sales and marketing activities in order to address the different levels of decision makers at our clients' facilities:

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

Information Systems

        Our information system for our per diem staffing operation, for which we hold an exclusive twenty-five year license and which we refer to as MSN HealthWorks, is customized to our recruiting, regulatory credentialing, scheduling and billing needs. Not only is the database used as a management tool, but it is also used by our staffing coordinators in each branch to respond quickly to client questions and requests. MSN HealthWorks' applications and its supporting infrastructure house and organize all of our client and employee information. Electronic files are maintained on our client facilities, detailing historical and prospective requests for staffing. These files also contain facility-specific procedures and protocols so that we can ensure our healthcare professionals integrate quickly. Each employee's electronic file contains the employee's credentials, test scores, employment record and availability. This data enables our branch-office staff to automatically match open requests with qualified candidates.

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

        The per diem market includes many local operators and is highly fragmented. The per diem staffing business requires a local presence in every market served since an important relationship exists between the local branch and the healthcare facility. We believe, however, that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the healthcare staffing industry. Larger and more established firms have a critical mass of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services, which are cash flow intensive, to healthcare providers. As a result, sizable and established firms such as ours have had a significant advantage over small participants.

        Some of our large competitors in the temporary medical staffing industry include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc. and InteliStaf Healthcare, Inc.

Liability Insurance

        We currently maintain a professional liability insurance policy, which we believe is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with approximately 80% of our clients which state that we will defend, indemnify and hold harmless those clients against any act of omission or willful or reckless acts, including negligence and misconduct. A majority of such agreements are reciprocal.

Trademarks and Service Marks

        The service mark "Medical Staffing Network, Inc." (Name and Logo), which was registered with the U.S. Patent and Trademark Office as of May 6, 2003, and the trade name "Medical Staffing Network" are each owned and licensed from Medical Staffing Network Assets, LLC, our indirectly wholly-owned subsidiary.

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

        Our business, however, is not directly impacted by or subject to the laws and regulations that generally govern the healthcare industry, because we provide services on a contract basis and are paid directly by our hospital and other healthcare facility clients.

        Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Nursing Pool License in those jurisdictions in which we do business that require such licenses, which are Connecticut, Delaware, the District of Columbia, Florida, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Jersey, Nevada, North Carolina, Rhode Island, Tennessee, Texas and Washington.

        Most of our temporary healthcare professionals are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our professionals possess all necessary licenses and certifications in all material respects. These steps include: employee must present original version of state issued license; we validate employee's identity through government issued photo identification; we call or verify online employee's license with the applicable state board prior to assignment; and, a copy of the license is maintained in the employee's personnel file and expiration dates are monitored through our MSN HealthWorks platform.

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

        Historically, the number of temporary healthcare professionals on assignment has increased from December through March followed by declines or minimal growth from April through November. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Employees

        As of December 28, 2003, we employed 1,338 people in the following areas: 1,170 in branch staff, 148 in corporate office staff and 20 in regional and de novo operations staff. In addition, during 2003 we employed over 37,000 temporary healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

        Generally, our allied health professionals, per diem nurses and travel nurses are our employees. However, our certified registered nurse anesthetists and anesthesiologists are, and before discontinuation of our physician staffing business our physicians were, independent contractors. We have not entered into any employment agreements with any of our healthcare professionals.

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the "Investor Relations" section of our website at www.msnhealth.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

        In addition, our website, www.msnhealth.com, will include, free of charge, items related to corporate governance matters, including our Corporate Governance Guidelines, charters of various committees of our Board of Directors and our Code of Business Conduct and Ethics applicable to our employees, officers and directors. A printed copy of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available without charge by sending a written request to: Secretary, Medical Staffing Network Holdings, Inc., 901 Yamato Road, Suite 110, Boca Raton, Florida 33431.

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

        We rely significantly on our ability to attract and retain nurses and allied healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients' needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

        Contraction of demand for our temporary nurses may continue if unemployment rates remain high or increase and hospital census levels remain lower than projected.

        Demand for temporary nurses is currently experiencing a period of contraction. Due to the current difficult economic times, the unemployment rate is near a nine-year high, which we believe has resulted in nurses in many households becoming a primary breadwinner, and which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected census levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Consequently, our service revenues and gross profit margins have been under pressure. In June 2003, we completed a plan to restructure our operations by closing 29 branches. The restructuring was in response to the current contraction in demand for our services and was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives. If these industry trends continue, our revenues and gross profit margins may decline.

        We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

        The temporary medical staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors in the temporary nurse staffing sector include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc. and InteliStaf Healthcare, Inc. Some of these companies may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

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

        Reacting to concerns over agency utilization in prior years, hospitals and other healthcare facilities have devised strategies to reduce agency expenditure and limit overall agency utilization. If current pressures to control agency usage continue and escalate, we will have fewer business opportunities, which could harm our business.

        An important part of our long-term strategy is the expansion of market share of our business through the opening and development of de novo branches and the expansion of the service areas of our existing branches. The success of this expansion depends on our ability to continue to identify and retain local management and to secure good locations.

        Since our founding in 1998, we have opened many de novo branches. This expansion activity contributed substantially to our operating results and has been an important part of our business strategy. Our ability to open de novo branches depends on a number of factors, including identifying, attracting and retaining local management and securing good locations on acceptable terms. In 2003, we opened five de novo branches as compared to 40 for 2002. If our ability to open de novo branches or the ability to expand the service areas of our existing branches is impaired, our revenue growth may be adversely affected. In addition, if our existing de novo branches do not develop as quickly as we anticipate, or if we fail to integrate de novo branches effectively into our national network, our results of operations and cash flows may be adversely affected.

        Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business.

        Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare facility clients. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our hospital and healthcare facility clients also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

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

        State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

        Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our staffing services.

        There is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. The state of California has already enacted such legislation and several other states have similar legislation pending. This legislation could ultimately have a potential positive or negative impact on our business.

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

        Our company is dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and regulatory credentialing scheduling and perform billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and clinical records reliably, pay our staff in a timely fashion and bill for services efficiently.

        Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

        Since our founding in 1998, we have completed 26 acquisitions. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain the approval of our lenders for any acquisition with a purchase price over $3 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

  Our ability to borrow under our new credit facility may be limited.

        On December 22, 2003, we entered into a new credit facility, consisting of a three-year $65 million asset-based revolving credit facility and a two-year $17 million term note. Our ability to borrow under the new credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material deterioration in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the new credit facility. In such a circumstance, the borrowing availability under the new credit facility may not be sufficient for our capital needs.

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

        We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, Greg Guckes, Patricia G. Donohoe, Lynne Stacy, Judy Johnson, Jan Casford and Pat Layton. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

        We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

        As of December 28, 2003, we had $125 million of goodwill, net on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 28, 2003, goodwill represented approximately 55% of our total assets.

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

        We currently have approximately 200 apartments on lease throughout the United States. If the costs of renting apartments and furniture for our nurses and other healthcare personnel increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse's or other professional's housing lease exceeds the term of the nurse's or other professional's staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last 13 weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

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

        Our executive officers and directors (including stockholders with which directors are affiliated) control approximately 62% of our outstanding common stock. Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus), owns approximately 46% of our common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

        Warburg Pincus and certain significant stockholders have demand registration rights to cause us to file, at any time and at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 46% of our outstanding common stock, or approximately 14.0 million shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

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

Item 2. Properties

        Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 43 states and over 140 locations as of December 28, 2003. The facilities at our headquarters and at each of our locations are leased. The lease to our headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. With the exception of our corporate headquarters, we have no material operating leases.

Item 3. Legal Proceedings

        On February 20, 2004, Joseph and Patricia Marrari filed a class action lawsuit against Medical Staffing Network in the United States District Court of the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002. The lawsuit also named as defendants certain of our directors and executive officers. The complaint alleges that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. The complaint seeks compensatory damages as well as costs and attorney fees.

        On March 3, 2004, another class action complaint was filed by Jerome Gould against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida, individually and on behalf of a class of Medical Staffing Network's stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint also seeks compensatory damages, costs and attorney fees.

        We believe that these two class action lawsuits are without merit and intend to vigorously defend this litigation.

        From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are plaintiffs or defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2003.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE).

	Year Ended December 28, 2003
Year
	High	Low
2002
First Quarter	$—	$—
Second Quarter (from April 17, 2002)	$29.75	$21.00
Third Quarter	$24.47	$12.15
Fourth Quarter	$17.00	$9.25
2003
First Quarter	$18.04	$8.40
Second Quarter	$10.80	$6.78
Third Quarter	$9.28	$6.88
Fourth Quarter	$10.65	$7.35

        Our common stock has traded on the NYSE under the symbol "MRN" since our initial public offering on April 17, 2002. Prior to that time, there was no public trading market for our common stock.

        As of December 28, 2003, there were approximately 24 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Except as otherwise restricted by our current senior credit facility, any payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. Our current senior credit facility prohibits us and our subsidiaries from declaring or paying any dividends or any other distributions without the consent of lenders holding more than 50% of the loans under the facility (or if a single lender holds more then 50% of the loans under the facility, the consent of that lender and at least one other lender is required), except that we and our subsidiaries may pay dividends or make other distributions to each other, except further that our operating subsidiary may pay dividends or make other distributions to us to be used to pay our operating expenses in an amount up to $500,000 in the aggregate in any fiscal year.

        We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 28, 2003.

Item 6. Selected Financial Data

        The selected Consolidated Statement of Income data for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 and the selected Consolidated Balance Sheet data as of December 28, 2003 and December 29, 2002 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected Consolidated Statement of Income data for the years ended December 31, 2000 and 1999 and the selected Consolidated Balance Sheet data as of December 30, 2001, December 31, 2000 and 1999 are derived from our audited consolidated financial statements not included in this annual report. Certain reclassifications have been made to prior year amounts to conform to the 2003 presentation.

        In the following tables, we provide you with select consolidated financial data and other operating information of Medical Staffing Network which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and accompanying notes included in this annual report.

	Fiscal Years Ended
	2003(7)	2002(8)	2001(9)	2000(10)	1999(11)
	(in thousands, except percentages and per share data)
Consolidated Statement of Income Data:
Service revenues(1)	$512,985	$478,827	$338,229	$178,375	$94,518
Cost of services rendered(1)	398,224	358,394	253,139	133,039	71,401

Gross profit	114,761	120,433	85,090	45,336	23,117
Selling, general and administrative expenses(2)	78,771	70,716	46,793	26,531	13,537
Corporate and administrative expenses	11,748	7,386	6,428	4,711	2,578
Depreciation and amortization expenses(3)	6,773	4,486	5,870	3,796	2,113
Recapitalization expenses(4)	—	—	7,160	—	—

Income from operations	17,469	37,845	18,839	10,298	4,889
Loss on early extinguishment of debt(5)	3,555	—	4,380	—	—
Interest expense, net	4,685	7,603	14,312	5,007	1,867

Income from continuing operations before provision for income taxes	9,229	30,242	147	5,291	3,022
Provision for income taxes	3,708	12,400	1,794	1,931	731

Income (loss) from continuing operations	5,521	17,842	(1,647)	3,360	2,291
Income (loss) from discontinued operations, net of taxes	(506)	52	341	160	84

Net income (loss)	5,015	17,894	(1,306)	3,520	2,375
Deduct required dividends on convertible preferred stock(6)	—	3,099	1,804	—	—

Income (loss) available to common stockholders	$5,015	$14,795	$(3,110)	$3,520	$2,375

Income (loss) per share—basic:
Income (loss) from continuing operations	$0.18	$0.70	$(0.54)	$0.44	$0.31
Discontinued operations, net of taxes	(0.01)	—	0.05	0.02	0.01

Basic net income (loss) per share	$0.17	$0.70	$(0.49)	$0.46	$0.32

Income (loss) per share—diluted:
Income (loss) from continuing operations	$0.18	$0.62	$(0.54)	$0.12	$0.09
Discontinued operations, net of taxes	(0.02)	—	0.05	0.01	—

Diluted net income (loss) per share	$0.16	$0.62	$(0.49)	$0.13	$0.09

Weighted average common shares outstanding:
Basic	30,190	21,177	6,338	7,581	7,497
Diluted	30,807	28,637	6,338	26,817	25,586
Other Operating Data:
Number of per diem branches at year end	146	181	136	74	34
Cash flows provided by (used in) operating activities	$36,719	$(5,868)	$(1,654)	$(9,009)	$(2,219)
Cash flows used in investing activities	$(15,432)	$(64,538)	$(14,611)	$(23,738)	$(20,939)
Cash flows (used in) provided by financing activities	$(25,057)	$63,748	$27,313	$32,638	$23,101

	As of Fiscal Years Ended
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$825	$4,595	$11,253	$205	$314
Total assets	228,870	248,083	162,019	111,836	70,695
Total liabilities and redeemable preferred stock	77,583	102,415	319,741	101,929	64,792
Total common stockholders' equity (deficit)	151,287	145,668	(157,722)	9,907	5,903

(1)
EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred generally be characterized as revenue in the statement of income. We adopted EITF 01-14 in the quarter ended June 30, 2002. We historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. In accordance with the transition guidance included in EITF 01-14, our adoption required the reclassification of financial statements for prior periods presented for comparative purposes. There is no change in gross profit as both service revenues and cost of services increased by approximately $4.6 million for the fiscal year ended 2001. There was no impact on service revenue or cost of services rendered in fiscal years ended 2000 and 1999.

(2)
Includes provision for doubtful accounts.

(3)
Pursuant to provisions of SFAS No. 142, in 2002 we ceased amortizing goodwill and certain intangible assets with an indefinite useful life period.

(4)
Reflects charges related to the recapitalization in October 2001.

(5)
Pursuant to the provisions of SFAS No. 145, which we adopted December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, related to the October 2001 recapitalization transaction into income from continuing operations.

(6)
Reflects 8% dividends accrued on the Series I Convertible Preferred Stock issued in connection with the recapitalization. This preferred stock was converted into common stock upon completion of our initial public offering.

(7)
Includes post acquisition results of Saber-Salisbury Group acquired in March 2003, which has been accounted for in accordance with the purchase method of accounting.

(8)
Includes the post acquisition results of STAT Medical Services, Inc. acquired in July 2002, Medical Staffing Services, Inc. acquired in July 2002, Pro Med, Inc. acquired in July 2002, Pharmstaff, Ltd. acquired in August 2002, B&G Nurse Registry acquired in October 2002, Clinical Resource Services, Inc. and Health Search International, Inc. acquired in November 2002, and Travel Nurse International acquired in December 2002, all of which were accounted for in accordance with the purchase method of accounting.

(9)
Includes the post acquisition results of Excel Staffing Services, Inc. acquired in June 2001, which has been accounted for in accordance with the purchase method of accounting.

(10)
Includes the post acquisition results of Medix Resources, Inc. acquired in February 2000, Best Nursing acquired in March 2000, American Anesthesia Services, Inc. acquired in October 2000, NursingCare USA acquired in October 2000, and Health Med, Inc. acquired in November 2000, all of which were accounted for in accordance with the purchase method of accounting.

(11)
Includes the post acquisition results of Pediatric Services of America, Inc. acquired in June 1999, "Z" Healthcare Enterprises, Inc. acquired in July 1999, MTS Staffing Resource, Inc. acquired in November 1999, and Medical Office Services, Inc. acquired in November 1999, all of which were accounted for in accordance with the purchase method of accounting.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Management's discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

  •
  Overview. This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

  •
  Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and the effect of those pronouncements.

  •
  Results of operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of income.

  •
  Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of December 28, 2003.

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

Overview

Business Description

        We are a leading healthcare staffing company and the largest provider of per diem nurse staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. Our clients pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs. All of our revenues are derived from providing healthcare staffing services. Approximately 72% of our 2003 revenues were derived from per diem nurse staffing, while allied healthcare professional staffing represented 17% of our 2003 revenues, and travel nurse staffing (assignments lasting more than four weeks) represented 11% of our 2003 revenues. In the second quarter of 2003, we discontinued our physician staffing and have reported the results separately as discontinued operations, net of taxes. Our 7% growth in revenue for 2003 was primarily the result of growth from acquisitions of 15%, partially offset by an organic decline of 8%.

Industry Trends

        Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate is near a nine-year high, which we believe has resulted in nurses in many households becoming a primary breadwinner, and which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected census levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

        We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand, for nurses, is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. In conjunction with the two aforementioned factors, as the economy rebounds, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Acquisitions

        In 2003, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. In 2002, we purchased substantially all of the assets of seven healthcare staffing companies for an aggregate purchase price of $56.4 million. In 2001, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $9.8 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

Discontinued Operations

        We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), results of operations are to be classified as discontinued when the disposal of the "component of an entity" has occurred or it has met the "held for sale" criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in our consolidated statements of income. For the year ended December 28, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.5 million. For the years ended December 29, 2002 and December 30, 2001, we had income from discontinued operations, net of taxes, of approximately $0.1 million and $0.3 million, respectively. Net assets of the discontinued operations were less than approximately $10,000 at December 28, 2003 and consisted solely of current assets. Net assets of the discontinued operations were approximately $0.6 million at December 29, 2002 and were comprised of $0.7 million of current assets and $0.1 million of current liabilities. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Restructuring Charge

        On June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and was in response to the current contraction in demand for our services. As a result, in the second quarter of 2003, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in our consolidated statement of income for the year ended December 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.

Loss on Early Extinguishment of Debt

        In December 2003, we entered into a new credit facility. The new $82.0 million facility is comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note. Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of our existing debt and to pay financing related fees. The remaining borrowing availability will be used for working capital and general business purposes. As a result of the prepayment of the facility, we recorded a charge of approximately $3.6 million to write off debt issuance costs associated with the extinguished facility. The charge appears in the line item loss on early extinguishment of debt on the consolidated statement of income for the year ended December 28, 2003.

        In October 2001, we recapitalized our business. In connection with the recapitalization, we incurred approximately $165.0 million of indebtedness, approximately $83.0 million of which was used to repay existing indebtedness. As a result of the prepayment of this facility, we recorded a pre-tax charge of approximately $4.4 million to write off debt issuance costs associated with the facility. The charge appears in the line item loss on early extinguishment of debt on the consolidated statement of income for the year ended December 30, 2001.

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

Recapitalization

        In October 2001, an investment group led by Warburg Pincus acquired majority ownership of us in a transaction that recapitalized our business. Our recapitalization was accounted for as a leveraged recapitalization of our company and, accordingly, we have retained the historical cost basis of accounting. In connection with the recapitalization, we incurred approximately $165.0 million of indebtedness, approximately $83.0 million of which was used to repay existing indebtedness.

Recent Accounting Pronouncements

Accounting for Business Combinations

        In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. These new standards were effective for us beginning in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of SFAS No. 142 and pursuant to its provisions, we completed our annual impairment test and determined that there was no impairment of goodwill or other intangible assets with an indefinite life.

Financial Statement Presentation of Early Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective fiscal years beginning after May 15, 2002, with early application encouraged. We adopted the provisions as of December 29, 2002 and, as such, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, related to the October 2001 recapitalization transaction into income from continuing operations for the year ended December 30, 2001.

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

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS No. 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and pursuant to its provisions, we have added the required disclosures.

Revenue Classification Changes

        In November 2001, the Emerging Issues Task Force (EITF) of the FASB announced EITF Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which has subsequently been recharacterized as EITF 01-14, which is effective for financial statements beginning after December 31, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally be characterized as revenue in the statement of income. We adopted EITF 01-14 in the quarter ended June 30, 2002. We historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the statement of income. In accordance with the transition guidance included in EITF 01-14, our adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 01-14 did not affect our net income, financial position or cash flows. The reclassification resulted in an increase in both service revenues and cost of services rendered for the year ended December 30, 2001 of $4.6 million.

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity(SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to our financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about VIEs when FIN No. 46 was to have become fully effective in July 2003. The disclosure requirements are effective to all financial statements issued after January 31, 2003. We have no VIEs so no entities have been consolidated and no additional disclosures have been provided.

        In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN No. 46 prior to this effective date can continue to apply the provisions of FIN No. 46 until the effective date of FIN No. 46R. The provisions of FIN No. 46R, which will become applicable in the first quarter of 2004, are not expected to have an impact on our consolidated financial statements.

Results of Operations

Comparison of Year Ended December 28, 2003 to Year Ended December 29, 2002

        The following table sets forth, for the periods indicated, certain selected financial data (in thousands, except percentages):

	December 28, 2003		December 29, 2002
					Difference
		% of rev		% of rev
	$ Amount		$ Amount		$	%
Service revenues	$512,985	100.0%	$478,827	100.0%	$34,158	7.1%
Cost of services rendered	398,224	77.6	358,394	74.8	39,830	11.1

Gross profit	114,761	22.4	120,433	25.2	(5,672)	(4.7)
Selling, general and administrative expenses(1)	78,771	15.4	70,716	14.8	8,055	11.4
Corporate and administrative expenses	11,748	2.3	7,386	1.5	4,362	59.1
Depreciation and amortization expenses	6,773	1.3	4,486	1.0	2,287	51.0

Income from operations	17,469	3.4	37,845	7.9	(20,376)	(53.8)
Loss on early extinguishment of debt	3,555	0.7	—	—	3,555	N/A
Interest expense, net	4,685	0.9	7,603	1.6	(2,918)	(38.4)

Income from continuing operations before provision for income taxes	9,229	1.8	30,242	6.3	(21,013)	(69.5)
Provision for income taxes	3,708	0.7	12,400	2.6	(8,692)	(70.1)

Income (loss) from continuing operations	5,521	1.1	17,842	3.7	(12,321)	(69.1)
Income (loss) from discontinued operations, net of taxes	(506)	(0.1)	52	—	(558)	(1,073.1)

Net income	$5,015	1.0	$17,894	3.7	$(12,879)	(72.0)

(1)
Includes provision for doubtful accounts.

        Service Revenues.    Our service revenues for 2003 increased $34.2 million, or 7.1%, from $478.8 million in 2002 to $513.0 million in 2003. Our revenue growth for the year ended December 28, 2003 was primarily the result of acquisitions, which more than offset an organic decline of 7.6%. The organic decline was attributable to a decrease in the number of hours worked by professionals due to the current weak demand for temporary healthcare staffing. For the year ended December 28, 2003, we had an organic decline from our continuing branch locations of 3.2%. For the year ended December 28, 2003, price rates increased less than 1% over the same period in 2002.

        A portion of the increase in revenues for the year ended December 28, 2003 was attributable to a $4.0 million, or 1.1% increase in our per diem nurse staffing revenues from $366.2 million for the year ended December 29, 2002 to $370.2 million for the year ended December 28, 2003. Of the increase of $4.0 million in per diem nurse staffing revenues, growth from acquisitions completed in 2002 and 2003 contributed $36.0 million, offset by an organic decline from continuing locations of $16.7 million, and an organic decline of $15.3 million attributable to the locations closed in the second quarter restructuring.

        The remainder of the increase in service revenues is from our staffing divisions other than the per diem nurse staffing division, which collectively increased $30.2 million, or 26.7%, from $112.6 million for the year ended December 29, 2002 to $142.8 million for the year ended December 28, 2003. Of the increase of $30.2 million, acquisitions completed in 2002 and 2003 contributed $34.6 million, offset by an organic decline of $4.4 million.

        Cost of Services Rendered.    Cost of services rendered increased $39.8 million, or 11.1%, from $358.4 million in 2002 to $398.2 million in 2003. The increase was attributable to the increase in service revenues and higher compensation, benefits and insurance costs associated with our healthcare professionals.

        Gross Profit.    Gross profit decreased $5.6 million, or 4.7%, from $120.4 million in 2002 to $114.8 million in 2003, driven primarily by higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs, partially offset by the growth in service revenues. This resulted in a gross margin percentage of 22.4% for the year ended December 28, 2003, as compared to 25.2% for the year ended December 29, 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $8.1 million, or 11.4%, from $70.7 million in 2002 to $78.8 million in 2003. As a percentage of revenue, selling, general and administrative expenses were 14.8% and 15.4% for the years ended December 29, 2002 and December 28, 2003, respectively. The increase is primarily attributable to the restructuring initiative completed during the second quarter of 2003, the expansion of the branch-in-branch (BiB) program prior to May 2003, and the acquisitions that the we made in the latter half of 2002 and the early portion of 2003, partially offset by a $3.8 million pre-tax charge we took in the fourth quarter of 2002 related to a client bankruptcy.

        Corporate and Administrative Expenses.    Corporate and administrative expenses increased $4.3 million, or 59.1%, from $7.4 million in 2002 to $11.7 million in 2003. The increase was primarily due to increased infrastructure associated with the aforementioned acquisitions and expansion of the BiB program. As a percentage of revenue, corporate and administrative expenses were 1.5% and 2.3% for the years ended December 29, 2002 and December 28, 2003, respectively.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $2.3 million, or 51.0%, from $4.5 million in 2002 to $6.8 million in 2003. The increase was attributable to an increase in depreciation expense of $2.0 million related to depreciation on fixed asset additions and an increase in amortization expense of $0.3 million related to certain intangibles acquired in acquisitions.

        Income from Operations.    As a result of the above, income from operations decreased $20.3 million, or 53.8%, from $37.8 million in 2002 to $17.5 million in 2003. As a percentage of revenue, income from operations was 7.9% and 3.4% for the years ended December 29, 2002 and December 28, 2003, respectively.

        Loss on Early Extinguishment of Debt.    There was a loss on early extinguishment of debt of $3.6 million in 2003 due to the December 2003 refinancing. There was no loss from the early extinguishment of debt in 2002.

        Interest Expense, Net.    Net interest expense decreased $2.9 million, or 38.4%, from $7.6 million in 2002 to $4.7 million in 2003. The decrease was attributable to lower average debt levels and lower interest rates for the year ended December 28, 2003 as compared to the comparable period of 2002. The average debt balance decreased as the proceeds from our initial public offering, which was completed on April 23, 2002, was used to pay down a portion of our outstanding debt.

        Income from Continuing Operations Before Provision for Income Taxes.    As a result of the above, income from continuing operations before provision for income taxes decreased $21.0 million, or 69.5%, from $30.2 million in 2002 to $9.2 million in 2003.

        Provision for Income Taxes.    Our provision for income taxes was $12.4 million in 2002 and $3.7 million in 2003 representing effective tax rates of 41.0% in 2002 and 40.2% in 2003. The decrease in our effective tax rate is attributable to lower expected state tax expense.

        Income (Loss) from Continuing Operations.    As a result of the above, income (loss) from continuing operations decreased $12.3 million, or 69.1%, from income of $17.8 million in 2002 to $5.5 million in 2003.

        Income (Loss) from Discontinued Operations, Net of Taxes.    Income (loss) from discontinued operations was income of $0.1 million in 2002 and a loss of $0.5 million in 2003.

        Net Income.    As a result of the above, net income decreased $12.9 million from $17.9 million in 2002 to $5.0 million in 2003.

Comparison of Year Ended December 29, 2002 to Year Ended December 30, 2001

        The following table sets forth, for the periods indicated, certain selected financial data (in thousands, except percentages):

	December 29, 2002		December 30, 2001(1)
					Difference
		% of rev		% of rev
	$ Amount		$ Amount		$	%
Service revenues	$478,827	100.0%	$338,229	100.0%	$140,598	41.6%
Cost of services rendered	358,394	74.8	253,139	74.8	105,255	41.6

Gross profit	120,433	25.2	85,090	25.2	35,343	41.5
Selling, general and administrative expenses(2)	70,716	14.8	46,793	13.8	23,923	51.1
Corporate and administrative expenses	7,386	1.5	6,428	1.9	958	14.9
Depreciation and amortization expenses	4,486	1.0	5,870	1.7	(1,384)	(23.6)
Recapitalization expenses	—	—	7,160	2.2	(7,160)	(100.0)

Income from operations	37,845	7.9	18,839	5.6	19,006	100.9
Loss on early extinguishment of debt	—	—	4,380	1.3	(4,380)	(100.0)
Interest expense, net	7,603	1.6	14,312	4.3	(6,709)	(46.9)

Income from continuing operations before provision for income taxes	30,242	6.3	147	—	30,095	20,472.8
Provision for income taxes	12,400	2.6	1,794	0.5	10,606	591.2

Income (loss) from continuing operations	17,842	3.7	(1,647)	(0.5)	19,489	1,183.3
Income from discontinued operations, net of taxes	52	—	341	(0.1)	(289)	(84.8)

Net income (loss)	$17,894	3.7	$(1,306)	(0.4)	$19,200	1,470.1

(1)
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

(2)
Includes provision for doubtful accounts.

        Service Revenues.    Our service revenues for 2002 increased $140.6 million, or 41.6%, from $338.2 million in 2001 to $478.8 million in 2002. Approximately 82% of our revenue growth in 2002 was organic and was the result of increased volume and a favorable shift in mix with the balance the result of acquisitions and increased pricing. In 2002, price rates increased approximately 5% over 2001 rates. The majority of the increase in revenues in 2002 was attributable to a $113.0 million increase in our per diem nurse staffing revenues from $253.2 million in 2001 to $366.2 million in 2002.

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

        Service revenues from our staffing divisions other than the per diem nurse staffing division collectively increased $27.6 million, or 32.5%, from $85.0 million in 2001 to $112.6 million in 2002. The growth in 2002 came from organic growth.

        Cost of Services Rendered.    Cost of services rendered increased $105.3 million, or 41.6%, from $253.1 million in 2001 to $358.4 million in 2002. The increase was attributable to the increase in service revenues.

        Gross Profit.    Gross profit increased $35.3 million, or 41.5%, from $85.1 million in 2001 to $120.4 million in 2002, representing gross margin percentages of 25.2% in both 2001 and 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $23.9 million, or 51.1%, from $46.8 million in 2001 to $70.7 million in 2002. As a percentage of revenue, selling, general and administrative expenses were 13.8% and 14.8% for the years ended December 30, 2001 and December 29, 2002, respectively. The increase is primarily attributable to a $3.8 million pretax charge we took in the fourth quarter of 2002 related to a client bankruptcy and expenses required to establish the infrastructure for our de novo branches opened in 2002, which were partially offset by the continued growth and maturation of de novo branches opened in 2001 and earlier.

        Corporate and Administrative Expenses.    Corporate and administrative expenses increased $1.0 million, or 14.9%, from $6.4 million in 2001 to $7.4 million in 2002. As a percentage of revenue, corporate and administrative expenses were 1.9% and 1.5% for the years ended December 30, 2001 and December 29, 2002, respectively. The decrease as a percentage of revenue was a result of increased operating leverage. The decrease occurred despite significant expansion of the corporate infrastructure required to sustain the rapid growth of the business.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased $1.4 million, or 23.6%, from $5.9 million in 2001 to $4.5 million in 2002. The decrease was primarily due to the adoption of SFAS No. 142. Pursuant to the provisions of SFAS No. 142, goodwill or intangible assets with an indefinite life are no longer amortized after December 30, 2001. The decrease was partially offset by an increase in depreciation expense related to depreciation on fixed asset additions.

        Recapitalization Expenses.    There were no recapitalization expenses for 2002 as compared to $7.2 million from 2001, which were comprised of non-capitalizable costs incurred in conjunction with our recapitalization in October 2001. The recapitalization was accounted for as a leveraged recapitalization and, accordingly, we retained the historical cost basis of accounting.

        Income from Operations.    As a result of the above, income from operations increased $19.0 million, or 100.9%, from $18.8 million in 2001 to $37.8 million in 2002. As a percentage of revenue, income from operations was 5.6% and 7.9% for the years ended December 30, 2001 and December 29, 2002, respectively.

        Loss on Early Extinguishment of Debt.    There was no loss from the early extinguishment of debt in 2002. In 2001, loss on early extinguishment of debt of $4.4 million was attributable to the write off of deferred financing costs and note discounts associated with the debt that was repaid in conjunction with our October 2001 recapitalization. Pursuant to the provisions of SFAS No. 145, which we adopted as of December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, into income from continuing operations.

        Interest Expense, Net.    Net interest expense decreased $6.7 million, or 46.9% from $14.3 million in 2001 to $7.6 million in 2002. The decrease was attributable to lower average debt levels in 2002 as compared to 2001.

        Income from Continuing Operations Before Provision for Income Taxes.    As a result of the above, income from continuing operations before provision for income taxes increased $30.1 million, or 20,472.8%, from $0.1 million in 2001 to $30.2 million in 2002.

        Provision for Income Taxes.    Our provision for income taxes was $1.7 million in 2001 and $12.4 million in 2002 representing effective tax rates of 1,220.4% in 2001 and 41.0% in 2002. The decrease in the effective rate is due to a certain percentage of our 2001 recapitalization expenses being nondeductible for tax purposes.

        Income (Loss) from Continuing Operations.    As a result of the above, income (loss) from continuing operations increased $19.4 million, or 1,183.3%, from a loss of $1.6 million in 2001 to income of $17.8 million in 2002.

        Income from Discontinued Operations, Net of Taxes.    Income (loss) from discontinued operations was $0.3 million in 2001 and $0.1 million in 2002.

        Net Income (Loss).    As a result of the above, net income increased $19.2 million from a net loss of $1.3 million in 2001 to net income of $17.9 million in 2002.

Unaudited Quarterly Results of Operations

        The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2003 and 2002. We derived this information from unaudited interim financial statements that have been prepared on a basis consistent with the financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
(in thousands, except per share amounts)	Dec. 28, 2003 (2)	Sept. 28, 2003	June 29, 2003	Mar. 30, 2003	Dec. 29, 2002 (3)	Sept. 29, 2002	June 30, 2002	Mar. 31, 2002
Service revenues	$107,831	$123,686	$137,455	$144,013	$136,508	$126,264	$114,126	$101,929
Cost of services rendered	83,672	97,147	107,963	109,442	102,749	94,528	85,137	75,980
Gross profit	24,159	26,539	29,492	34,571	33,759	31,736	28,989	25,949
Operating Expenses:
Selling, general and administrative expenses(1)	17,167	18,733	22,230	20,641	22,470	17,421	15,960	14,865
Corporate and administrative expenses	3,248	3,112	3,089	2,299	1,966	1,973	1,781	1,666
Depreciation and amortization expenses	1,691	1,757	1,701	1,624	1,376	1,267	991	852
Income from operations	2,053	2,937	2,472	10,007	7,947	11,075	10,257	8,566
Income (loss) from continuing operations before provision for (benefit from) income taxes	(2,638)	1,790	1,229	8,848	6,811	10,267	8,638	4,526
Income (loss) from continuing operations	(1,623)	1,097	737	5,310	4,020	6,057	5,096	2,669
Income (loss) from discontinued operations, net of taxes	—	—	(402)	(104)	(93)	—	17	128
Net income (loss)	(1,623)	1,097	335	5,206	3,927	6,057	5,113	2,797
Income (loss) per share — basic:
Income (loss) from continuing operations	(0.05)	0.04	0.02	0.18	0.13	0.20	0.18	7.95
Discontinued operations, net of taxes	—	—	(0.01)	(0.01)	—	—	—	4.83
Basic net income (loss) per share	(0.05)	0.04	0.01	0.17	0.13	0.20	0.18	12.78
Income (loss) per share — diluted:
Income (loss) from continuing operations	(0.05)	0.04	0.02	0.17	0.13	0.19	0.17	0.12
Discontinued operations, net of taxes	—	—	(0.01)	—	—	—	—	0.01
Diluted net income (loss) per share	(0.05)	0.04	0.01	0.17	0.13	0.19	0.17	0.13

(1)
Includes provision for doubtful accounts.

(2)
Includes a non-cash pre-tax charge of $3.6 million resulting from the write-off of certain fees associated with the early extinguishment of our former credit facility and a pre-tax $0.4 million workers' compensation expense benefit in cost of services rendered as a result of favorable claims experience based on actuarial valuations performed during the quarter.

(3)
Includes $3.8 million provision for bad debt expense in selling, general and administrative expenses related to a client bankruptcy.

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

        Historically, the number of temporary healthcare professionals on assignment has increased from December through March followed by declines or minimal growth from April through November. This trend may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

        We fund our cash needs through various equity and debt issuances and through cash flow from operations. Currently, we have no commitments to make any material capital expenditures.

        At December 28, 2003, we had cash and cash equivalents totaling $0.8 million, working capital totaling $68.5 million and unused availability under our committed credit facility totaling $27.0 million, of which $9.3 million is immediately available for borrowing, compared to cash and cash equivalents totaling $4.6 million, working capital totaling $81.1 million and unused capacity under our committed credit facility totaling $2.0 million at December 29, 2002. Cash provided by operating activities was $36.7 million during the year ended December 28, 2003 compared to cash used in operating activities of $5.9 million and $1.7 million during the years ended December 29, 2002 and December 30, 2001, respectively. Cash provided by continuing operations was $37.2 million during the year ended December 28, 2003 compared to cash used in continuing operations of $6.0 million and $2.1 million during the years ended December 29, 2002 and December 30, 2001, respectively. Cash used by discontinued operations was $0.5 million during the year ended December 28, 2003 as compared to cash provided by discontinued operations of $0.1 million and $0.4 million during the years ended December 29, 2002 and December 30, 2001, respectively.

        Cash flows from operating activities were positively impacted in 2003, primarily the result of a lower accounts receivable balance due to improved collections and lower sales volume, the closure of 29 cash using offices in the restructuring completed during the second quarter of 2003, and the opening of fewer de novo branches in 2003 (five as compared to 40 in 2002). Cash flows from operating activities were negatively impacted in 2002, due to cash required to fund our de novo branches, partially offset by the positive impact of increased earnings. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

        In October 2001, an investment group led by Warburg Pincus acquired a majority interest in our company in a recapitalization that provided us with proceeds from new equity and senior debt issuances totaling approximately $156.0 million and advances from a new senior credit facility totaling $105.0 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and accrued interest totaling approximately $82.0 million, as consideration for the acquisition of the former stockholders' equity interests for approximately $173.0 million, and to pay recapitalization costs of approximately $7.2 million.

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

        We entered into a senior credit facility, in connection with our 2001 recapitalization, which consisted of a term loan arrangement and a revolving line of credit. On July 3, 2002, we amended the terms of the senior credit facility and entered into a $25.0 million note. In accordance with the amendment, the remaining balance on the existing senior credit facility was paid off. On October 3, 2002, we amended the terms of the senior credit facility and entered into a $65.0 million note with terms and rights identical to the previous Term A notes and reduced the borrowing capacity of the revolving loan from $20.0 million to $15.0 million. On March 21, 2003, we amended the terms of our senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A notes, (ii) Tranche A-2 term loans (Tranche A-2) provide for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans cannot be reborrowed once repaid, are due in October 2006 and bear interest at a variable rate based on our leverage ratio with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan's $15.0 million borrowing capacity. This senior credit facility was repaid in full with the proceeds from the December 2003 refinancing, as described below.

        On December 22, 2003, we entered into a new credit facility. The new $82.0 million facility is comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note. Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of our existing debt and to pay financing related fees. Unused capacity under the revolving credit facility bears interest at 0.5% and is payable monthly. The term note is due on December 21, 2005 and bears interest at a variable rate based on our leverage ratio (as defined) with interest payable monthly. As of December 28, 2003, there was $38.0 million outstanding under our credit facility with unused capacity of $27.0 million, of which $9.3 million is immediately available for borrowing, and $17.0 million outstanding under our term loan.

        For the twelve months ended December 28, 2003, the weighted average interest rate for the loans under our extinguished and new credit facilities was 4.77%. As of December 28, 2003 the blended rate for loans outstanding under our new credit facility was 5.73%.

        As the borrower under our senior credit facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $500,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary's ability to distribute cash to us will limit our ability to obtain and service any additional debt at the holding company level. In addition, our subsidiary is subject to restrictions under the senior credit facility against incurring additional indebtedness.

        We believe that our current cash balances, together with our existing credit line, other available sources of liquidity and expected cash flows from our operating activities, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

        The following table reflects our significant contractual obligations and other commitments as of December 28, 2003 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	$54,978	$—	$54,978	$—	$—
Operating leases	19,582	4,923	6,160	3,040	5,459
Capital lease obligations	1,508	1,090	414	4	—

Total	$76,068	$6,013	$61,552	$3,044	$5,459

Critical Accounting Policies

        In response to the Securities and Exchange Commission (SEC) Release Number 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

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

  •
  We have recorded goodwill and other intangibles resulting from our acquisitions through December 28, 2003. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on results of operations.

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

Caution Concerning Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment disclosures. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

  •
  Our ability to attract and retain qualified nurses and other healthcare personnel;

  •
  Our ability to enter into contracts with healthcare facility clients on terms attractive to us;

  •
  The willingness of our hospital and healthcare facility clients to utilize temporary healthcare staffing services;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 28, 2003, we had borrowings of $55.0 million under our credit facility that were subject to variable rates, with a blended rate of 5.73%. As of December 28, 2003, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.6 million on an annual basis. During the year ended December 29, 2002, we were a party to an interest rate swap agreement with a notional amount of $50.0 million. Under the swap agreement, the net settlement was computed on a quarterly basis as the difference between the 90-day LIBOR and the fixed rate of 4.34%. This resulted in a fixed interest rate on $50.0 million of borrowings under our credit facility at 4.34% effective December 24, 2001, plus the applicable margin. The swap agreement was terminated on May 9, 2002 for approximately $0.5 million. In addition, during the year ended December 29, 2002, there was exposure to market risk associated with our senior unsecured note which bore interest at a fixed rate. The carrying amount of the senior unsecured notes approximated fair value as the terms of the debt were based on similar terms, maturities, and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. Our senior unsecured notes were redeemed in full with proceeds from our initial public offering.

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

Item 9A. Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2003 was carried out by us under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's forms and rules. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in internal controls or other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        Information regarding our directors and executive officers is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Board Nominees Proposal—Directors and Executive Officers", "—Class III Directors—Term Expiring 2007", "—Nominees for Class II Directors—Term Expiring 2006", "Class I Directors—Term Expiring 2005", "—Non-Director Executive Officers", "—Board of Directors and Committees", "—Compliance with Section 16(a) of the Exchange Act" and "—Code of Business Conduct and Ethics" and is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding executive compensation is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Board Nominees Proposal—Board of Directors and Committees", "Director Compensation," "—Executive Compensation", "— Employment Agreements", and "—Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption "Board Nominees Proposal—Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption "Board Nominees Proposal—Certain Transactions" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        Information regarding principal accounting fees and services is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption "Independent Public Accountants" and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements

          The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules

          The information required to be presented by this item is presented commencing on page S-1 of this Annual Report on Form 10-K.

  3.
  Exhibits:

          See the Exhibit Index on page 38 of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K

        The following Reports on Form 8-K were filed by us during the quarter ended December 28, 2003:

        Report on Form 8-K, filed on October 16, 2003, under Items 7 and 9.

        Report on Form 8-K, filed on November 6, 2003, under Items 7 and 12.

        Report on Form 8-K, filed on November 13, 2003, under Item 9.

        Report on Form 8-K, filed on December 22, 2003, under Items 7 and 9.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Staffing Network Holdings, Inc.
By:	/s/ ROBERT J. ADAMSON Robert J. Adamson Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. ADAMSON Robert J. Adamson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004
/s/ KEVIN S. LITTLE Kevin S. Little	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2004
/s/ JOEL ACKERMAN Joel Ackerman	Director	March 5, 2004
/s/ DAVID J. WENSTRUP David J. Wenstrup	Director	March 5, 2004
Scott F. Hilinski	Director
/s/ THOMAS E. TIMBIE Thomas E. Timbie	Director	March 5, 2004
/s/ ANNE BOYKIN Anne Boykin	Director	March 5, 2004
/s/ PHILIP INCARNATI Philip Incarnati	Director	March 5, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
2.2	First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
2.3	Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 2002).
2.4	Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated November 22, 2002).
3.1	Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).
3.2	Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299))
4.1	Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).
10.1	Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.2†	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.3†	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.4†	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.5†	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.6†	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.7†	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.8†	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated August 20, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.9†	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 26, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.10†	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated August 20, 2001 (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.11†	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated October 26, 2001 (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.12†	Termination Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated Januray 4, 2003 (filed herewith).
10.13†	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Jeffrey Jacobsen, dated November 1, 1999 (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.14†	Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.15†	Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.16†	2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.17†	Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.18	Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.19	Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).
10.20	Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).
10.21	Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).
10.22	Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).
10.23	Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as "Guarantors" on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

10.24	Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.25	Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (filed herewith).
10.26	Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.27	Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.28	Lease Agreement, dated November 22, 1999, between Fairfax Boca "92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.29	Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca "92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).
10.30	License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†
Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

Contents

Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002	F-3
Consolidated Statements of Income for the years ended December 28, 2003, December 29, 2002 and December 30, 2001	F-4
Consolidated Statements of Changes in Redeemable Preferred Stock and Common Stockholders' (Deficit) Equity for the years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-5
Consolidated Statements of Cash Flows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholder
Medical Staffing Network Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries (the Company) as of December 29, 2002 and December 28, 2003, and the related consolidated statements of income, changes in redeemable preferred stock and common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 29, 2002 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill, its method of reporting gains and losses on the early extinguishment of debt and its classification of reimbursements for out-of-pocket expenses during the year ended December 29, 2002, all related to the adoption of recent accounting principles.

                      /s/ Ernst & Young LLP

Fort Lauderdale, Florida
February 13, 2004, except with respect to the matters
        discussed in Note 19, as to which the date is March 3, 2004

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except per share amounts)

	December 28, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$825	$4,595
Accounts receivable, net of allowance for doubtful accounts of $1,920 and $2,757 at December 28, 2003 and December 29, 2002, respectively	68,602	93,780
Prepaid expenses	9,140	5,363
Other current assets	4,645	4,858

Total current assets	83,212	108,596
Furniture and equipment, net of accumulated depreciation of $13,112 and $7,068 at December 28, 2003 and December 29, 2002, respectively	11,377	12,643
Goodwill, net of accumulated amortization of $8,545 at both December 28, 2003 and December 29, 2002	125,028	114,437
Intangible assets, net of accumulated amortization of $1,174 and $521 at December 28, 2003 and December 29, 2002, respectively	3,187	3,840
Other assets	6,066	8,567

Total assets	$228,870	$248,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,975	$5,149
Accrued payroll and related liabilities	6,616	9,366
Other current liabilities	3,073	3,105
Current portion of long-term debt	—	8,775
Current portion of capital lease obligations	1,090	1,055

Total current liabilities	14,754	27,450
Long-term debt, net of current portion	54,978	69,225
Deferred income taxes	7,115	4,274
Capital lease obligations, net of current portion	418	1,343
Other liabilities	318	123

Total liabilities	77,583	102,415
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 75,000 authorized: 30,209 and 30,119 issued and outstanding at December 28, 2003 and December 29, 2002, respectively	302	301
Additional paid-in capital	284,346	283,848
Accumulated other comprehensive loss, net of taxes	—	(105)
Accumulated deficit	(133,361)	(138,376)

Total stockholders' equity	151,287	145,668

Total liabilities and stockholders' equity	$228,870	$248,083

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(thousands, except per share amounts)

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Service revenues	$512,985	$478,827	$338,229
Cost of services rendered	398,224	358,394	253,139

Gross profit	114,761	120,433	85,090
Operating expenses:
Selling, general and administrative	75,545	64,457	45,065
Provision for doubtful accounts	3,226	6,259	1,728
Corporate and administrative	11,748	7,386	6,428
Depreciation	6,120	4,143	2,138
Amortization	653	343	3,732
Recapitalization transaction fees	—	—	7,160

Income from operations	17,469	37,845	18,839
Loss on early extinguishment of debt	3,555	—	4,380
Interest expense, net	4,685	7,603	14,312

Income from continuing operations before provision for income taxes	9,229	30,242	147
Provision for income taxes	3,708	12,400	1,794

Income (loss) from continuing operations	5,521	17,842	(1,647)
Income (loss) from discontinued operations, net of taxes	(506)	52	341

Net income (loss)	5,015	17,894	(1,306)
Deduct required dividends on convertible preferred stock	—	3,099	1,804

Income (loss) available to common stockholders	$5,015	$14,795	$(3,110)

Income (loss) per share—basic:
Income (loss) from continuing operations	$0.18	$0.70	$(0.54)
Discontinued operations, net of taxes	(0.01)	—	0.05

Basic net income (loss) per share	$0.17	$0.70	$(0.49)

Income (loss) per share—diluted:
Income (loss) from continuing operations	$0.18	$0.62	$(0.54)
Discontinued operations, net of taxes	(0.02)	—	0.05

Diluted net income (loss) per share	$0.16	$0.62	$(0.49)

Weighted average number of common shares outstanding:
Basic	30,190	21,177	6,338

Diluted	30,807	28,637	6,338

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
(thousands)

Redeemable Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2000	1,511	$5,010	1,897	$6,182	624	$3,314	1,470	$7,207
Repurchased and converted common and preferred stock and warrants in recapitalization	(1,511)	(5,010)	(1,897)	(6,182)	(624)	(3,314)	(1,470)	(7,207)
New equity issued in recapitalization	—	—	—	—	—	—	—	—
Payment of stock subscription	—	—	—	—	—	—	—	—
Dividends on Series I Convertible Preferred Stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 30, 2001	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of taxes	—	—	—	—	—	—	—	—
Comprehensive income
Dividends on Series I Convertible Preferred Stock	—	—	—	—	—	—	—	—
Conversion of redeemable preferred stock into common stock	—	—	—	—	—	—	—	—
Sale of common stock under public offering, net of expenses	—	—	—	—	—	—	—	—
Stock subscription payment	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—

Balance at December 29, 2002	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
Unrealized loss on derivative, net of taxes	—	—	—	—	—	—	—	—
Comprehensive income
Exercise of stock options	—	—	—	—	—	—	—	—

Balance at December 28, 2003	—	$—	—	$—	—	$—	—	$—

        Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)—(Continued)
(thousands)

	Redeemable Preferred Stock				Common Stockholders' Equity (Deficit)
	Series E		Series I		Common Stock
	Shares	Dollars	Shares	Dollars	Shares	Par
Balance at December 31, 2000	30	$147	—	$—	11,990	$120
Repurchased and converted common and preferred stock and warrants in recapitalization	(30)	(147)	—	—	(11,990)	(120)
New equity issued in recapitalization	—	—	6,603	122,813	27	—
Payment of stock subscription	—	—	—	—	—	—
Dividends on Series I Convertible Preferred Stock	—	—	—	1,804	—	—
Net loss	—	—	—	—	—	—

Balance at December 30, 2001	—	—	6,603	124,617	27	—
Net income	—	—	—	—	—	—
Unrealized loss on derivative, net of taxes	—	—	—	—	—	—
Comprehensive income
Dividends on Series I Convertible Preferred Stock	—	—	—	3,099	—	—
Conversion of redeemable preferred stock into common stock	—	—	(6,603)	(127,716)	21,076	211
Sale of common stock under public offering, net of expenses	—	—	—	—	8,984	90
Stock subscription payment	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	32	—

Balance at December 29, 2002	—	—	—	—	30,119	301
Net income	—	—	—	—	—	—
Unrealized loss on derivative, net of taxes	—	—	—	—	—	—
Comprehensive income
Exercise of stock options	—	—	—	—	90	1

Balance at December 28, 2003	—	$—	—	$—	30,209	$302

        Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)—(Continued)
(thousands)

	Common Stockholders' Equity (Deficit)
	Additional Paid-in Capital	Promissory Notes	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2000	$12,364	$(6,933)	$—	$4,356	$9,907
Repurchased and converted common and preferred stock and warrants in recapitalization	(12,364)	—	—	(154,578)	(167,062)
New equity issued in recapitalization	161	—	—	—	161
Payment of stock subscription	—	2,382	—	—	2,382
Dividends on Series I Convertible Preferred Stock	(161)	—	—	(1,643)	(1,804)
Net loss	—	—	—	(1,306)	(1,306)

Balance at December 30, 2001	—	(4,551)	—	(153,171)	(157,722)
Net income	—	—	—	17,894	17,894
Unrealized loss on derivative, net of taxes	—	—	(105)	—	(105)

Comprehensive income					17,789
Dividends on Series I Convertible Preferred Stock	—	—	—	(3,099)	(3,099)
Conversion of redeemable preferred stock into common stock	127,505	—	—	—	127,716
Sale of common stock under public offering, net of expenses	156,189	—	—	—	156,279
Stock subscription payment	—	4,551	—	—	4,551
Exercise of stock options	154	—	—	—	154

Balance at December 29, 2002	283,848	—	(105)	(138,376)	145,668
Net income	—	—	—	5,015	5,015
Unrealized loss on derivative, net of taxes	—	—	105	—	105

Comprehensive income					5,120
Exercise of stock options	498	—	—	—	499

Balance at December 28, 2003	$284,346	$—	$—	$(133,361)	$151,287

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Operating activities
Net income (loss)	$5,015	$17,894	$(1,306)
Loss (income) from discontinued operations, net of taxes	506	(52)	(341)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	3,555	—	4,380
Accretion of put warrants	—	—	5,043
Depreciation and amortization	6,773	4,486	5,870
Amortization of debt issuance cost	1,094	851	840
Deferred income taxes	4,618	1,526	405
Provision for doubtful accounts	3,226	6,259	1,728
Loss on derivative instrument	51	364	—
Loss on termination of leases	40	—	—
Changes in operating assets and liabilities:
Accounts receivable	22,396	(28,216)	(25,127)
Prepaid expenses and other current assets	(5,440)	(2,554)	(4,067)
Other assets	(564)	(1,395)	(191)
Accounts payable	(1,214)	(2,488)	3,745
Accrued payroll and related liabilities	(2,787)	(682)	4,155
Other current liabilities	(244)	(551)	1,595
Other liabilities	194	(1,473)	1,221

Cash provided by (used in) continuing operations	37,219	(6,031)	(2,050)
Cash provided by (used in) discontinued operations	(500)	163	396

Cash provided by (used in) operating activities	36,719	(5,868)	(1,654)
Investing activities
Cash paid for acquisitions, net of cash acquired	(10,803)	(58,095)	(10,243)
Purchases of furniture and equipment, net	(3,516)	(4,144)	(2,967)
Capitalized internal software costs	(1,113)	(2,299)	(1,401)

Net cash used in investing activities	(15,432)	(64,538)	(14,611)
Financing activities
Proceeds from issuance of common stock	—	—	138
Proceeds from issuance of redeemable preferred stock	—	—	105,531
Proceeds from issuance of senior subordinated debt	—	—	50,972
Repurchase of common stock in recapitalization	—	—	(149,900)
Exercise and (repurchase) net, of warrants in recapitalization	—	—	(13,370)
Repurchase of put warrants in recapitalization	—	—	(7,774)
Proceeds from promissory notes	—	4,551	2,382

        Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(thousands)

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Proceeds from borrowings on credit facility, net of financing costs	$16,500	$73,000	$104,756
Proceeds from sale of common stock, net of issuance costs	—	156,279	—
Proceeds from exercise of stock options	499	154	—
Principal payments under capital lease obligations	(1,104)	(882)	(210)
Principal payments on outstanding debt	(40,952)	(169,354)	(65,212)

Net cash (used in) provided by financing activities	(25,057)	63,748	27,313

Net (decrease) increase in cash	(3,770)	(6,658)	11,048
Cash and cash equivalents at beginning of year	4,595	11,253	205

Cash and cash equivalents at end of year	$825	$4,595	$11,253

Supplemental disclosure of noncash investing and financing activities:
Noncash payoff of extinguished credit facility	$56,123	$—	$—

Common stock issued in exchange for retained shares	$—	$—	$23

Redeemable preferred stock issued in exchange for retained shares	$—	$—	$17,282

Senior subordinated debt issued in exchange for retained shares	$—	$—	$8,347

Purchases of equipment through capital leases	$185	$2,076	$613

Capital leases assumed in connection with acquisitions	$—	$213	$—

Additional consideration to be paid relating to acquisitions	$113	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$3,982	$4,871	$13,416

Income taxes paid	$3,394	$7,882	$4,852

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Medical Staffing Network Holdings, Inc. (the "Company"), a Delaware corporation, is a provider of healthcare staffing services in the United States. The Company's per diem staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company's client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company's chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. These healthcare staffing services represent 100% of the Company's consolidated revenue for each of the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Recent Accounting Pronouncements

Accounting for Business Combinations

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. These new standards were effective for the Company beginning in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of SFAS No. 142 and pursuant to its provisions, the Company completed its annual impairment test and determined that there was no impairment of goodwill or other intangible assets with an indefinite life. For additional discussion on the impact of adopting SFAS No. 142, see Note 5.

Financial Statement Presentation of Early Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 shall be applied effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company elected to early adopt the provisions as of December 29,

2002 and as such, the Company was required to reclassify its extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, related to the October 2001 recapitalization transaction into income from continuing operations for the year ended December 30, 2001.

Exit or Disposal Activity Costs

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of SFAS No. 146 as of December 30, 2002 and there was no impact on the Company's consolidated financial statements.

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

Revenue Classification Changes

        In November 2001, the Emerging Issues Task Force (EITF) of the FASB announced EITF Topic D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which has subsequently been recharacterized as EITF 01-14, which is effective for financial statements beginning after December 31, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of income. The Company adopted EITF 01-14 in its quarter ended June 30, 2002. The Company historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the consolidated statement of income. In accordance with the transition guidance included in EITF 01-14, the Company's adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 01-14 did not affect the Company's net income, financial position or cash flows. The reclassification resulted in an increase in both service revenues and cost of services rendered of $4.6 million for the year ended December 30, 2001.

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity(SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company's consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about VIEs when FIN No. 46 was to have become fully effective in July 2003. The disclosure requirements are effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no entities have been consolidated and no additional disclosures have been provided.

        In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN No. 46 prior to this effective date can continue to apply the provisions of FIN No. 46 until the effective date of FIN No. 46R. The provisions of FIN No. 46R, which will become applicable in the first quarter of 2004, are not expected to have an impact on the Company's consolidated financial statements.

Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowances for doubtful accounts, the determination of required accruals for health, workers compensation and professional liability that are partially self funded and the determination of estimates used in the impairment analysis of goodwill and other intangible assets.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Staffing Holdings, LLC (MSN LLC), Medical Staffing Network, Inc. (MSN Inc.), a wholly-owned subsidiary of MSN LLC, MSN-Illinois Holdings, Inc. (MSN-Ill), a wholly-owned subsidiary of MSN Inc., Medical Staffing Network of Illinois, LLC, a wholly-owned subsidiary of MSN-Ill, and Medical Staffing Network Assets, LLC, a wholly-owned subsidiary of MSN-Ill. All material intercompany transactions and balances have been eliminated in consolidation.

        The Company's fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. Each of the years ended December 28, 2003, December 29, 2002 and December 30, 2001 consisted of 52 weeks.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist principally of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors. The Company does not generally require collateral.

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 6 to 7.5 years. Pursuant to the provisions of SFAS No. 142, which the Company adopted in 2002, the Company ceased amortizing goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset exceeds its fair value, as measured by projected discounted future cash flows. This differs from the Company's prior policy, in accordance with accounting standards in effect at that time, of using undiscounted future cash flows to determine its fair value. An impairment test is required to be performed annually or more frequently if circumstances indicate a test is necessary. The Company completed the transitional impairment test of goodwill and intangible assets with an indefinite life during the first quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or intangible assets with an indefinite life as of the transition date, December 31, 2001. The Company completed its annual impairment test during the fourth quarter of 2003 and determined that there was no impairment of goodwill or other intangible assets with an indefinite life.

        The Company accounts for long-lived assets with definite useful lives pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with a definite useful life is determined by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds the fair value, as measured by projected undiscounted future cash flows.

Reserves for Claims

        Workers' compensation, healthcare benefits and professional liability are provided under self-insured and partially self-funded plans, respectively, for certain employees. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation, healthcare benefits and professional liability based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported.

        The ultimate cost of workers' compensation, healthcare benefits and professional liability will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. Accruals for workers' compensation claims and professional liability are included in accounts payable and accruals for healthcare benefits are included in other current liabilities on the consolidated balance sheets.

Debt Issuance Costs

        Deferred costs related to the issuance of debt are being amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of $1.4 million, less accumulated amortization of $12,000 at December 28, 2003, and $4.7 million, less accumulated amortization of $0.9 million at December 29, 2002, are recorded in other assets on the consolidated balance sheets.

Revenue Recognition

        Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered.

        Pursuant to the adoption of EITF 01-14 in the quarter ended June 2002, the Company now records as service revenues, gross reimbursements received for out-of-pocket expenses incurred, which includes reimbursement paid by the Company to employees for out-of-pocket expenses. Reimbursable out-of-pocket expenses include travel, per diem allowances and housing for certain long-term contract employees.

Stock-Based Compensation

        The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during each of the years ended

December 28, 2003, December 29, 2002 and December 30, 2001 for stock-based employee compensation awards. The Company follows the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, for stock options issued to nonemployees.

        The effect of applying the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, to the Company's options would have the Company recording the following net income (loss) and pro forma net income (loss) per share amounts (in thousands, except per share information):

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income (loss) as reported	$5,015	$17,894	$(1,306)
Fair value method of stock based compensation, net of tax	(1,257)	(1,068)	(101)

Pro forma net income (loss)	$3,758	$16,826	$(1,407)

As reported basic income (loss) from continuing operations	$0.18	$0.70	$(0.54)
Discontinued operations, net of taxes	(0.01)	—	0.05

As reported basic income (loss) per share	$0.17	$0.70	$(0.49)

As reported diluted income (loss) from continuing operations	$0.18	$0.62	$(0.54)
Discontinued operations, net of taxes	(0.02)	—	0.05

As reported diluted income (loss) per share	$0.16	$0.62	$(0.49)

Pro forma basic income (loss) from continuing operations	$0.14	$0.65	$(0.27)
Discontinued operations, net of taxes	(0.02)	—	0.05

Pro forma basic income (loss) per share	$0.12	$0.65	$(0.22)

Pro forma diluted income (loss) from continuing operations	$0.14	$0.59	$(0.27)
Discontinued operations, net of taxes	(0.02)	—	0.05

Pro forma diluted income (loss) per share	$0.12	$0.59	$(0.22)

        Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Expected life	3–8	3–8	5–8
Risk-free interest rate	3.25%–4.19%	2.02%–3.68%	3.76%–4.91%
Volatility	70%	65%	60%
Dividend yield	0%	0%	0%

Income (Loss) Per Share

        In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the 2001 per share calculation because their effect would have been anti-dilutive. See Note 15 for the calculation of income (loss) per share.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivative Financial Instruments

        The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company had one derivative financial instrument, an interest rate swap agreement, which is more fully disclosed in Note 18.

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

        The Company implemented the provisions of SFAS No. 133 on January 1, 2001. As of December 28, 2003, the Company marked to market the fair value of the interest rate swap and recorded a loss of approximately $0.1 million. Additionally, in connection with the December 2003 refinancing of the credit facility (see Note 9), the Company wrote off the remaining balance of approximately $0.1 million.

Comprehensive Income (Loss)

        SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company's net income (loss) and unrealized income (loss) on the derivative instrument for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. The following table sets forth the computation of comprehensive income (loss) for the periods indicated:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income (loss)	$5,015	$17,894	$(1,306)
Other comprehensive income (loss):
Income (loss) on derivative, net of taxes	105	(105)	—

Total comprehensive income (loss)	$5,120	$17,789	$(1,306)

Reclassifications

        Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation.

2. DISCONTINUED OPERATIONS

        The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of SFAS No. 144 results of operations are to be classified as discontinued when the disposal of the "component of an entity" has occurred or it has met the "held for sale" criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in the Company's consolidated statements of income for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. Net assets of the discontinued operations were less than approximately $10,000 at December 28, 2003 and consisted solely of current assets. Net assets of the discontinued operations were approximately $0.6 million at December 29, 2002 and were comprised of $0.7 million of current assets and $0.1 million of current liabilities. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

        Service revenues, cost of services, gross profit (loss) and income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Years Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Service revenues	$495	$4,682	$4,729
Cost of service revenues	(1,095)	(3,604)	(3,528)

Gross profit (loss)	$(600)	$1,078	$1,201

Income (loss) before benefit of (provision for) income taxes	$(845)	$88	$578
Benefit of (provision for) income taxes	339	(36)	(237)

Income (loss) from discontinued operations, net of taxes	$(506)	$52	$341

3. RESTRUCTURING CHARGE

        As announced on June 16, 2003, the Company completed its plan to restructure its operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure the Company had put in place to support multiple growth initiatives and was in response to the current contraction in demand for its services. Approximately 130 branch staff and corporate employees were terminated as part of the restructuring. As a result, in the second quarter of 2003, the Company recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring. A breakdown of the restructuring charge is as follows (in thousands):

Lease termination costs	$390
Office closing costs	164
Employee termination costs	158
Miscellaneous	51

Total	$763

4.    ACQUISITIONS

        In March 2003, the Company acquired certain assets of Saber-Salisbury Group (SSG), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, and, accordingly, the results of operations have been included in the consolidated statement of income beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

        The allocation of purchase price related to the acquisitions completed during the year ended December 28, 2003 is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments.

        In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of STAT Medical Services, Inc. (STAT), a temporary healthcare staffing company, for approximately $10.1 million in cash, of which approximately $2.0 million was held in escrow, and the potential for additional consideration contingent upon STAT achieving certain financial results. Approximately $8.9 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income beginning from its date of acquisition.

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

        In August 2002, the Company acquired certain assets and liabilities of Pharmstaff, Ltd., a provider of temporary pharmacists and pharmacy technicians to hospitals and other facilities, for approximately $8.5 million in cash, of which approximately $0.4 million was held in escrow, and the potential for additional consideration contingent upon Pharmstaff achieving certain financial results. Approximately $8.5 million was allocated to goodwill. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

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

        In November 2002, the Company acquired substantially all of the assets and certain of the liabilities of Clinical Resource Services, Inc. and Health Search International, Inc. (collectively, CRS/HSI), both of which operate healthcare staffing businesses under common control and ownership, for approximately $13.8 million in cash, of which approximately $2.1 million was held in escrow, with the potential for additional consideration contingent upon CRS/HSI achieving certain financial results. Approximately $12.0 million and $0.5 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

        In December 2002, the Company acquired substantially all of the assets and certain of the liabilities of Travel Nurse International (TNI), a temporary healthcare staffing company, for approximately $5.5 million in cash, of which approximately $3.5 million was held in escrow, and the potential for additional consideration contingent upon TNI achieving certain financial results. Additionally, $4.0 million was loaned to the seller pursuant to a promissory note in favor of the Company bearing an interest rate of 6% per annum. Approximately $4.0 million and $1.0 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statement of income from its date of acquisition.

        In June 2001, the Company acquired substantially all of the assets and certain of the liabilities of Excel Staffing Services, Inc. (Excel), a temporary healthcare staffing company, in exchange for approximately $9.8 million in cash of which $2.0 million was held in escrow, and the potential for additional consideration contingent upon Excel achieving certain financial results. The purchase price exceeded the fair value of the assets acquired by approximately $9.1 million, of which $1.4 million was allocated to the fair value of noncompete agreements entered into with the former owners. The results of operations have been included in the consolidated statement of income from its date of acquisition.

        In addition, during 2003, the Company made no payments of additional consideration related to prior year acquisitions. In 2003, the Company accrued $0.1 million for additional consideration to be paid related to prior year acquisitions. In 2002, the Company paid approximately $1.7 million of additional consideration related to the seven acquisitions. In 2001, the Company paid approximately $0.5 million of additional consideration related to two acquisitions.

        All acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of the acquired operations from the acquisition dates or from the date the Company assumed substantial control.

        The following unaudited pro forma financial information reflects the results of operations for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information, in the schedule below, does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations (in thousands, except per share information):

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net revenues	$515,892	$571,422	$445,948
Income from operations	17,754	43,622	19,065
Income from continuing operations	5,690	20,618	14
Income (loss) from discontinued operations, net of taxes	(506)	52	341
Net income	5,184	19,839	355
Net income (loss) available to common shares	5,184	17,571	(1,449)
Income (loss) per share — basic:
Income (loss) from continuing operations	$0.19	$0.83	$(0.28)
Discontinued operations, net of taxes	(0.02)	—	0.05

Basic net income (loss) per share	$0.17	$0.83	$(0.23)

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.18	$0.72	$(0.28)
Discontinued operations, net of taxes	(0.01)	—	0.05

Diluted net income (loss) per share	$0.17	$0.72	$(0.23)

5.    GOODWILL AND INTANGIBLE ASSETS

        As discussed in Note 1, pursuant to the provisions of SFAS No. 142, which the Company adopted in 2002, the Company ceased amortizing goodwill or intangible assets deemed to have an indefinite useful life. Identifiable intangibles with definite lives will continue to be amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. The Company performed the transitional test upon adoption and determined that there was no impairment of goodwill or intangibles with an indefinite useful life. The Company performed its annual review in the fourth quarter of 2003 and determined that there was no impairment of goodwill. The Company will perform its annual impairment review during the fourth quarter of each year.

        Goodwill increased by $10.6 million from $114.4 million at December 29, 2002 to $125.0 million at December 28, 2003. The $10.6 million increase is comprised of $10.4 million associated with the acquisition of SSG in March 2003, $0.1 million accrual for an estimated payment to be made to the prior owners of B&G as additional consideration for achieving certain financial results and $0.1 million related to the final purchase accounting assessment for the acquisitions made in the fourth quarter of 2002; see Note 4 for individual acquisition details. No goodwill was deemed to be impaired during the year.

As of December 28, 2003 and December 29, 2002, the Company's intangible assets, other than goodwill, and related accumulated amortization, consisting primarily of noncompete agreements, were as follows (in thousands):

	December 28, 2003	December 29, 2002
Intangible assets:
Gross	$4,361	$4,361
Accumulated amortization	(1,174)	(521)

Net	$3,187	$3,840

        In 2003, the Company did not purchase any intangible assets. In 2002, the Company purchased intangible assets, primarily in the form of noncompete agreements, with a gross carrying value of $2.9 million related to the various acquisitions it made during the year. The Company recorded amortization expense on goodwill and intangibles of $0.7 million, $0.3 million and $3.7 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively. The Company adopted the provisions of SFAS No. 142 and, as such, goodwill and intangible assets with an indefinite life ceased being amortized after December 30, 2001.

        The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 28, 2003 is as follows (in thousands):

2004	$648
2005	634
2006	634
2007	625
2008	345

        The following pro forma information presents net loss and basic and diluted loss per share, adjusted to exclude amounts no longer being amortized, as if the adoption of SFAS No. 142 had occurred on January 1, 2000 (in thousands, except per share amounts):

	Year Ended December 30, 2001
	Net Loss	Basic Net Loss Per Share	Diluted Net Loss Per Share
As reported — historical	$(3,110)	$(0.49)	$(0.49)
Add: Goodwill amortization, net	2,212	0.35	0.35

Pro Forma	$(898)	$(0.14)	$(0.14)

6.    FURNITURE AND EQUIPMENT

        Furniture and equipment consist of the following (in thousands):

	December 28, 2003	December 29, 2002
Leasehold improvements	$1,146	$714
Furniture and equipment	13,211	10,118
Internally developed software	6,560	5,447
Equipment held under capital leases	3,572	3,432

Total	24,489	19,711
Less accumulated depreciation and amortization	(13,112)	(7,068)

Furniture and equipment, net	$11,377	$12,643

        Accumulated amortization on assets held under capital leases was $2.2 million and $1.1 million at December 28, 2003 and December 29, 2002, respectively.

7.    OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	December 28, 2003	December 29, 2002
Health benefit claims payable	$1,360	$811
Accrued expenses	1,264	955
Other	449	1,339

Total	$3,073	$3,105

8.    INCOME TAXES

        As of December 28, 2003, December 29, 2002 and December 30, 2001, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

        The provision for income taxes is as follows (in thousands):

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Current income taxes	$(910)	$10,874	$1,389
Deferred income taxes	4,618	1,526	405

Provision for income taxes	$3,708	$12,400	$1,794

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2003	December 29, 2002
Deferred tax assets:
Provision for doubtful accounts	$722	$2,520
Accrued expenses and reserves	168	147

Total deferred tax assets	$890	$2,667

Deferred tax liabilities:
Intangibles	$6,045	$2,956
Fixed assets and software amortization	1,070	1,318

Total deferred tax liabilities	$7,115	$4,274

        Total deferred tax assets are included in Other Current Assets in the Company's consolidated balance sheets. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is required as of December 28, 2003, December 29, 2002 and December 30, 2001.

        The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Tax at U.S. statutory rate	34.00%	35.00%	34.00%
State taxes, net of federal benefit	3.63	3.58	3.63
Nondeductible items	2.92	1.56	1,178.13
Other, net	(0.39)	0.86	4.65

Effective income tax rate	40.16%	41.00%	1,220.41%

9.    LONG-TERM DEBT

        On October 26, 2001, in connection with the recapitalization discussed in Note 12, the Company entered into a $120.0 million senior credit facility. The senior credit facility consisted of (i) senior credit notes (Term A) in the amount of $40.0 million due October 2006 which bore interest at a variable rate based on the Company's leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million, which were due on October 2007 and bore interest at a variable rate based on the Company's leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2003; and (iii) provide for up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate payable at least quarterly. The proceeds of the above senior credit facility were used to extinguish the outstanding balance of the $75.0 million revolving credit note ($62.0 million) and the $20.0 million subordinated promissory note described below. In connection with the early pay-off of these notes during fiscal 2001, debt issuance costs of approximately $1.5 million and a discount on notes of $2.3 million were written off. These amounts as well as a prepayment penalty of $0.6 million are reflected in the accompanying consolidated statements of income as a loss on early extinguishment of debt.

        Also, in connection with the recapitalization, the Company issued Senior Unsecured Promissory Notes (Senior Unsecured Notes) to the Warburg Pincus-led investor group (the Investor Group) and the previous stockholders (including officers) approximating $59.3 million. The Senior Unsecured Notes bore interest at 12% per annum compounding quarterly, with principal and interest due on October 2009. The holders of the Senior Notes were required to redeem the notes upon the consummation of (i) an underwritten public offering or (ii) a Change of Control (as defined).

        On April 23, 2002, the Company completed its initial public offering, as discussed more fully in Note 14. Total proceeds of $156.3 million were used to repay $62.9 million of its outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company's outstanding loans under the senior credit facility. On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25.0 million note with terms and rights identical to its previous Term A note. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes was paid off. On October 3, 2002, the Company amended the terms of its senior credit facility and entered into a $65.0 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20.0 million to $15.0 million. On March 21, 2003, the Company amended the terms of its senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A note, (ii) Tranche A-2 term loans (Tranche A-2) provided for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans could not be reborrowed once repaid, were due in October 2006 and bore interest at a variable rate based on the Company's leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan's $15.0 million borrowing capacity.

        On December 22, 2003, the Company entered into a new credit facility. The new $82.0 million facility is comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note. The revolving credit facility is due on December 21, 2006 and bears interest at a variable rate based on the Company's leverage ratio (as defined) with interest payable monthly. Unused capacity under the revolving credit facility bears interest at 0.5% and is payable monthly. The term note is due on December 21, 2005 and bears interest at a variable rate based on the Company's leverage ratio (as defined) with interest payable monthly. Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of the Company's existing debt and to pay financing-related fees. As of December 28, 2003, the Company had drawn approximately $38.0 million on the revolving line of credit and had unused capacity of $27.0 million, of which $9.3 million is immediately available for borrowing. As of December 28, 2003, the blended rate for loans outstanding under the new credit facility was 5.73%. In connection with the early pay-off of these notes, debt issuance costs of approximately $3.5 million and an unrealized loss associated with a swap agreement (see Note 18) of approximately $0.1 million were written off. These amounts are reflected in the accompanying consolidated statement of income as a loss on early extinguishment of debt.

        The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limits the payments of dividends and restricts additional indebtedness and obligations, and requires maintenance of certain financial ratios.

        On September 29, 1998, the Company entered into a $25.0 million revolving credit note with a bank. In November 1999, the note was increased to $40.0 million and ultimately to $75.0 million in September 2000 with the addition of debt syndication partners. The revolving credit note bore interest at a variable rate based on the Company's leverage ratio (as defined) payable monthly. The revolving credit note had an expiration date of December 31, 2003, with quarterly principal payments in an amount equal to a certain percentage of the outstanding principal amount (as defined). All amounts outstanding under the revolving credit note were repaid on October 26, 2001 in connection with the recapitalization. In connection with the revolving credit note, the Company issued stock purchase warrants, expiring on September 29, 2008, to the bank to purchase a total of 0.5 million shares of the Company's common stock at an exercise price of $1.10 per share. Deferred interest expense of approximately $0.1 million representing the estimated value of the warrants was recorded. These warrants were exercised in connection with the recapitalization.

        On September 29, 2000, the Company entered into a $20.0 million subordinated promissory note with an investment banking firm. The subordinated promissory note bore an interest rate of 12% payable quarterly and matured on September 29, 2007. In connection with the subordinated promissory note, the Company issued put warrants, expiring on September 29, 2010, to the investment banking firm to purchase a total of 1.3 million shares of the Company's common stock at an exercise price of $.003 per share. The put warrants were valued at $2.7 million, representing their estimated fair value using a Black-Scholes valuation model. The Company used a volatility factor of 60%, a risk free interest rate of 6.7% and an expected life of 10 years. In connection with the recapitalization, the put warrants were put back to the Company. The difference between the fair value of the put warrants at the time of the recapitalization and the recorded amount approximated $5.0 million and is included as a component of interest expense for the year ended December 30, 2001.

        A summary of long-term debt as of December 28, 2003 and December 29, 2002 is as follows (in thousands):

	December 28, 2003	December 29, 2002
Senior facility	$37,978	$—
Term loan	17,000	—
Senior credit notes, Tranche A-1 due October 2006	—	65,000
Revolving loan, due October 2006	—	13,000

	$54,978	$78,000
Less current portion	—	(8,775)

	$54,978	$69,225

        Scheduled maturities of long-term debt as of December 28, 2003 are as follows (in thousands):

2004	$—
2005	17,000
2006	37,978

10.    EMPLOYEE BENEFIT PLANS

        The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan provides for matching up to 50% of the participants' contributions up to a maximum of 7% of the participants' compensation and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee's annual pay divided by the total annual pay of all participants eligible to receive such contribution. There was no voluntary contribution during 2003, 2002 and 2001. The Company's matching contribution was approximately $1.4 million, $1.1 million and $0.2 million for the year ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

        In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allows for its participants to defer up to 50% of the annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company's existing 401(k) plan (see above). In no case can an individual's combined deduction exceed the maximum adjusted amounts established by the Internal Revenue Service. In addition, the Company will match 50% of the participant's contributions up to a maximum of 7% of the participant's compensation, a match that is consistent with the Company's existing 401(k) plan. The plan is a nonqualified, unfunded deferred compensation plan and all participants' contributions are held in trust in the Company's name. As such, the Company has recorded the fair value of the trust of $0.1 million, and it is included in the consolidated balance sheet Other Current Assets and Other Current Liabilities for the year ended December 28, 2003. The Company made no matching contributions for Deferred Compensation Plan in the year ended December 28, 2003.

11.    COMMITMENTS AND CONTINGENCIES

Capital Leases

        The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

        Future minimum lease payments under capital leases are as follows as of December 28, 2003 (in thousands):

2004	$1,177
2005	443
2006	36
2007	4
2008 and thereafter	—

1,660
Less amount representing interest	(152)
Less amount classified as current	(1,090)

$418

Operating Leases

        The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Future minimum lease payments as of December 28, 2003 associated with these agreements are as follows (in thousands):

2004	$4,923
2005	3,592
2006	2,568
2007	1,645
2008	1,395
Thereafter	5,459

        Total operating lease expense was approximately $6.3 million, $4.3 million and $3.0 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

Litigation

        The Company is involved in litigation arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

12.    RECAPITALIZATION OF THE COMPANY AND RELATED CHARGES

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

        Upon completion of the recapitalization, the Investor Group was issued redeemable preferred stock, common stock and senior unsecured promissory notes, together representing approximately 85% of the equity ownership in exchange for cash consideration totaling approximately $156.6 million. In addition and as further discussed in Note 9, a banking syndicate extended a senior credit facility to the Company in the amount of $120.0 million, of which $105.0 million was advanced to the Company at closing. Together, these funds were used to pay the merger consideration to the former stockholders, retire approximately $82.0 million of the then outstanding debt obligations, pay transaction fees and expenses of approximately $7.2 million and provide the Company with working capital for operations.

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

13.    REDEEMABLE PREFERRED STOCK

        In October 2001, in connection with our recapitalization, the Company authorized 15.0 million shares of preferred stock, par value $0.01, of which 7.0 million shares were designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6.6 million shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions as defined by the Company's credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company's common stock at an initial conversion price of $6.06, which is subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at a price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 14, the outstanding shares of Series I Convertible Preferred Stock were converted into 21.1 million shares of common stock in connection with the completion of the Company's initial public offering on April 23, 2002.

        Pursuant to the recapitalization, the Company converted the previously authorized 4.0 million, 4.0 million, 0.8 million, 2.0 million and 2.0 million shares of Series A, Series B, Series C, Series D and Series E redeemable preferred stock, respectively, into common shares. As of December 31, 2000, 1.5 million, 1.9 million, 0.6 million, 1.5 million and 30,000 shares of Series A, Series B, Series C, Series D and Series E redeemable preferred stock, respectively, were issued and outstanding. The Series A and Series B redeemable preferred stock had identical rights with the exception that Series A redeemable preferred stock holders as a group may elect two members of the Board of Directors and Series B redeemable preferred stock is nonvoting. Series A and Series B redeemable preferred stock were convertible on a one-for-one basis by the holders upon written notice into fully paid and nonassessable shares of the Company's common stock. The Series B redeemable preferred stock was convertible by the holder upon written notice into fully paid and nonassessable shares of the Series A redeemable preferred stock. The liquidation value of both Series A and Series B redeemable preferred stock was $3.375 per share.

        Each share of Series A and Series B redeemable preferred stock was automatically convertible into common stock upon the closing of a Qualified Public Offering (as defined). If a Qualified Public Offering was not completed by June 1, 2004, the holders were entitled to redeem the outstanding shares of either Series A or Series B redeemable preferred stock at a price that is the greater of the liquidation value or the fair market value of each share. At December 31, 2000, the Company had issued and outstanding 1.5 million shares of Series A redeemable preferred stock and 1.9 million of Series B redeemable preferred stock.

        The Company issued 0.6 million shares of Series C redeemable preferred stock in conjunction with the acquisition of Staff Relief, Inc. Series C redeemable preferred stock shares were convertible on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company's common stock. Series C redeemable preferred stockholders as a group had the ability to elect one member to the Board of Directors. The liquidation value of the Series C redeemable preferred stock was $5.00 per share. Each share of Series C redeemable preferred stock was automatically convertible into common stock upon the closing of a Qualified Public Offering (as defined). If a Qualified Public Offering was not completed by September 30, 2004, the holders had the ability to redeem the outstanding shares of Series C redeemable preferred stock at a price of $5.00 per share.

        The rights and preferences of the Series D and Series E redeemable preferred stock were similar to those of the Company's Series A and Series B redeemable preferred stock, respectively, described herein, except that the liquidation value of the Series D and Series E redeemable preferred stock was $5.00 per share and the Series D redeemable preferred stock shareholders could only elect one Director to the Board. At December 31, 2000, the Company had issued and outstanding 1.5 million shares of Series D redeemable preferred stock and 30,000 of Series E redeemable preferred stock.

14.    COMMON STOCKHOLDERS' EQUITY (DEFICIT)

Common Shares

        On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company's authorized shares of common stock to 75.0 million shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company's initial public offering. The consolidated financial statements have been restated to give retroactive recognition to the stock split in the prior periods, including all references in the consolidated financial statements to number of shares and per share amounts.

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

Stock Options

        The Company has a stock option plan (the Plan), under which 1.2 million shares of common stock are available for grant. At December 30, 2001, 0.3 million shares were reserved for future issuances under the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Compensation Committee of the Board of Directors administers the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant, unless the optionee owns more than 10% of the total combined voting power of the Company, in which case options cannot be granted at a price less than 110% of the fair market value of the Company's common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised after the expiration of ten years and one day from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution.

        The Company's 2001 Stock Incentive Plan (the 2001 Plan) was adopted by the Board on November 14, 2001. Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees, directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2.3 million shares of common stock. On June 17, 2003 the shareholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 2.8 million. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Options are granted under the 2001 Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant, unless the optionee owns more than 10% of the total combined voting power of the Company, in which case options cannot be granted at a price less than 110% of the fair market value of the Company's common stock on the date of grant. The options granted under the 2001 Plan are exercisable upon vesting ratably over time ranging from three to eight years, but no option can be exercised after the expiration of ten years and one day from the date of grant. Options granted under the 2001 Plan are not transferable other than by will or by the laws of descent and distribution.

        A summary of the Company's stock option activity and related information is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	354,513	$1.94
Granted	2,106,769	$5.44
Forfeited	(428,202)	$2.01

Outstanding at December 30, 2001	2,033,080	$5.55
Granted	243,750	$16.23
Exercised	(32,058)	$2.58
Forfeited	(145,833)	$5.48

Outstanding at December 29, 2002	2,098,939	$6.84
Granted	235,788	$8.94
Exercised	(90,362)	$4.00
Forfeited	(272,304)	$7.21

Outstanding at December 28, 2003	1,972,061	$7.16

Exercisable at end of year	946,906	$6.55

Weighted Average Fair Value
Options granted during the year:
Issued at market price	$6.12

        Information about options outstanding as of December 28, 2003 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.87 to $2.20	122,640	6.9	$2.17	27,560	$2.17
$6.06	1,425,633	7.9	$6.06	866,097	$6.06
$8.00	125,000	9.5	$8.00	—	$—
$10.00	110,788	10.0	$10.00	—	$—
$14.00 to $21.00	188,000	8.8	$16.41	53,249	$16.67

	1,972,061			946,906

Promissory Notes Due for Purchases of Common Stock

        During Fiscal Year 2000, certain executives of the Company, pursuant to the Executive Incentive Stock Ownership Plan, executed promissory notes in exchange for the purchase of 2.7 million restricted common shares ranging in price from $1.63 to $2.20. The promissory notes were repaid in full by the executives in 2002. While the promissory notes were outstanding, these restricted common shares were included in diluted earnings per share using the treasury stock method. The promissory notes were secured by the common shares. The notes were due ten years from date of issuance and bore interest at the published prime rate. In connection with the recapitalization, approximately $2.4 million of the promissory notes were repaid.

Stockholders' Agreement

        The Company and certain of its stockholders entered into a stockholders agreement conferring certain rights and restrictions, including among others, restrictions on transfers of shares, rights to acquire shares, and designation of Board of Director seats. This agreement terminated upon the Company's initial public offering except that:

  •
  for as long as any investor that is a party to the stockholders agreement beneficially owns at least 20% of the Company's outstanding shares, the Company is obligated to nominate and use its best efforts to have two individuals designated by that investor elected to its Board of Directors; and

  •
  for as long as any investor that is a party to the stockholders agreement beneficially owns at least 10% of the Company's outstanding shares, the Company is obligated to nominate and use its best efforts to have one individual designated by that investor elected to its Board of Directors.

15.    INCOME (LOSS) PER SHARE

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands, except per share information)
Numerator:
Net income (loss) before preferred stock dividends	$5,015	$17,894	$(1,306)
Less preferred stock dividends	—	3,099	1,804

Numerator for basic income (loss) per share-available to common stockholders	5,015	14,795	(3,110)
Effect of dilutive securities:
Add back preferred stock dividends	—	3,099	1,804

Numerator for diluted income (loss) per share-available to common stockholders	5,015	17,894	(1,306)

Denominator:
Denominator for basic income (loss) per share-weighted-average shares	30,190	21,177	6,338
Effect of dilutive shares:
Employee stock options	617	1,289	—
Convertible preferred stock	—	6,171	—

Dilutive potential common shares	617	7,460	—

Denominator for diluted income (loss) per share-adjusted weighted-average shares and assumed conversions	30,807	28,637	6,338

Income (loss) per share — basic:
Income from continuing operations	$0.18	$0.70	$(0.54)
Discontinued operations, net of taxes	(0.01)	—	0.05

Basic net income (loss) per share	$0.17	$0.70	$(0.49)

Income (loss) per share — diluted:
Income from continuing operations	$0.18	$0.62	$(0.54)
Discontinued operations, net of taxes	(0.02)	—	0.05

Diluted net income (loss) per share	$0.16	$0.62	$(0.49)

        For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, 0.3 million, 0.2 million and 2.0 million incremental options, respectively, were excluded from the denominator for diluted earnings per share as the impact of conversion is anti-dilutive.

16.    RELATED PARTY TRANSACTIONS

        During 2000, certain executives of the Company, pursuant to the Executive Incentive Stock Ownership Plan, executed promissory notes in exchange for restricted common shares. The promissory notes were repaid in full by the executives in 2002 (see Note 14).

        During the years ended December 28, 2003 and December 29, 2002, the Company provided staffing services to a healthcare system of which one of the Company's directors, Phil A. Incarnati, is the President and Chief Executive Officer for which the Company billed approximately $2.2 million and $1.0 million, respectively, for its services. The Company had a receivable balance from the healthcare system of $0.3 million and $0.1 million, at December 28, 2003 and December 29, 2002 respectively.

        The Company paid approximately $0.1 million during each of the years ended December 28, 2003 and December 29, 2002, in donations to a Florida Atlantic University (FAU) Foundation to support a center for nursing. One of the Company's directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

        The Company paid $0.2 million during the year ended December 30, 2001 in consulting fees to a stockholder for services rendered. No payments were made for the years ended December 28, 2003 and December 29, 2002.

        During 2001, the Company entered into senior unsecured promissory notes of approximately $59.3 million with certain related parties. The senior unsecured promissory notes were repaid in 2002 when the Company completed its initial public offering (see Note 9).

17.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration of maturity. The carrying amounts of the revolving credit note and term note approximate fair value because the interest rate is tied to a quoted variable index. The carrying amount of the senior subordinated debt approximates fair value as the terms of the debt were based on similar terms, maturities and interest rates as other debt issues with similar risk factors that are not traded on quoted market prices. The fair value of the put warrants was based on valuation models using current market rates.

18.    INTEREST RATE SWAP

        The Company's former senior credit facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company's variable rate obligations. Effective December 24, 2001, the Company entered into an interest rate swap agreement (the Swap Agreement) with a financial institution. The Swap Agreement involved the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate, which was reset quarterly, and of fixed interest rate payments of 4.34% over the life of the Swap Agreement without an exchange of the underlying notional amount, which was set at $50.0 million. The interest rate swap was scheduled to mature on December 24, 2004.

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

        The Swap Agreement was terminated on May 9, 2002 for approximately $0.5 million. As the facility the swap agreement was associated with was repaid in full in December 2003, the Company recorded a charge of approximately $0.1 million in the fourth quarter of 2003 to write off the remaining balance. As a result, at December 28, 2003, the Company had no accumulated other comprehensive loss balance related to the loss associated with the termination of the interest rate swap.

19.    SUBSEQUENT EVENTS

        On February 20, 2004, a class action lawsuit was filed against the Company in the United States District Court of the Southern District of Florida, on behalf of purchasers of the common stock of the Company pursuant to or traceable to its initial public offering in April 2002. The lawsuit also named as defendants certain of the Company's directors and executive officers. The complaint alleges that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company's initial public offering on April 17, 2002 were materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. The complaint seeks compensatory damages as well as costs and attorney fees.

        On March 3, 2004, another class action complaint was filed against the Company and certain of its directors and executive officers in the United States District Court for the Southern District of Florida on behalf of a class of the Company's stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of the Company's public disclosures during the class period were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint also seeks compensatory damages, costs and attorney fees.

        The Company believes that these two class action lawsuits are without merit and intends to vigorously defend this litigation.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Medical Staffing Network Holdings, Inc.

        We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 28, 2003 and December 29, 2002, and for each of the three years in the period ended December 28, 2003, and have issued our reports thereon dated February 13, 2004, except with respect to the matters discussed in Note 19, as to which the date is March 3, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida
February 13, 2004, except with respect to the matters
        discussed in Note 19, as to which the date is March 3, 2004

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Writeoffs And Adjustments	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 30, 2001	$1,435	$1,728	$(981)	$2,182

Year ended December 29, 2002	$2,182	$6,259	$(5,684)	$2,757

Year ended December 28, 2003	$2,757	$3,226	$(4,063)	$1,920

S-2

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III.
PART IV.
SIGNATURES
EXHIBIT INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
Contents
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (thousands, except per share amounts)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (thousands, except per share amounts)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT) (thousands)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)—(Continued) (thousands)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)—(Continued) (thousands)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (thousands)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued) (thousands)
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS