Form 10-Q
period 2004-03-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2004-05-06
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.                 30,230,451 shares of common stock, par value $0.01 per share, were outstanding as of May 4, 2004.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2004	December 28, 2003
	(unaudited)
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$789	$825
Accounts receivable, net of allowance for doubtful accounts of $1,556 and $1,920 at March 28, 2004 and December 28, 2003, respectively	64,313	68,602
Prepaid expenses	11,119	9,140
Other current assets	4,084	4,645

Total current assets	80,305	83,212

Furniture and equipment, net of accumulated depreciation of $14,592 and $13,112 at March 28, 2004 and December 28, 2003, respectively	10,561	11,377
Goodwill, net of accumulated amortization of $8,545 at March 28, 2004 and December 28, 2003	125,028	125,028
Intangible assets, net of accumulated amortization of $1,337 and $1,174 at March 28, 2004 and December 28, 2003, respectively	3,024	3,187
Other assets	5,868	6,066

Total assets	$224,786	$228,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,721	$3,975
Accrued payroll and related liabilities	8,496	6,616
Other current liabilities	3,772	3,073
Current portion of capital lease obligations	982	1,090

Total current liabilities	17,971	14,754

Long-term debt	47,634	54,978
Deferred taxes	7,890	7,115
Capital lease obligations, net of current portion	242	418
Other liabilities	312	318

Total liabilities	74,049	77,583

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,230 and 30,209 issued and outstanding at March 28, 2004 and December 28, 2003, respectively	302	302
Additional paid-in capital	284,393	284,346
Accumulated deficit	(133,958)	(133,361)

Total stockholders’ equity	150,737	151,287

Total liabilities and stockholders’ equity	$224,786	$228,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands, except per share amounts)

Service revenues	$106,393	$144,013
Cost of services rendered	84,224	109,442

Gross profit	22,169	34,571

Operating expenses:
Selling, general and administrative	17,262	20,641
Corporate and administrative	3,278	2,299
Depreciation and amortization	1,647	1,624

Income (loss) from operations	(18)	10,007
Interest expense, net	960	1,159

Income (loss) from continuing operations before provision for (benefit from) income taxes	(978)	8,848
Provision for (benefit from) income taxes	(381)	3,538

Income (loss) from continuing operations	(597)	5,310
Loss from discontinued operations, net of taxes	—	(104)

Net income (loss)	$(597)	$5,206

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.02)	$0.18
Discontinued operations, net of taxes	—	(0.01)

Basic net income (loss) per share	$(0.02)	$0.17

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.02)	$0.17
Discontinued operations, net of taxes	—	—

Diluted net income (loss) per share	$(0.02)	$0.17

Weighted average number of common shares outstanding:
Basic	30,221	30,161
Diluted	30,221	$31,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands)
Operating activities
Net income (loss)	$(597)	$5,206
Loss from discontinued operations, net of taxes	—	104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,647	1,624
Amortization of debt issuance cost	160	258
Deferred income taxes	768	810
Provision for doubtful accounts	397	780
Loss on derivative instrument	—	13
Changes in operating assets and liabilities:
Accounts receivable	3,892	(3,897)
Prepaid expenses and other current assets	(1,431)	800
Other assets	58	(327)
Accounts payable	746	(569)
Accrued payroll and related liabilities	1,880	(1,073)
Other current liabilities	699	27
Other liabilities	(6)	(29)

Cash provided by continuing operations	8,213	3,727
Cash used in discontinued operations	—	(99)

Cash provided by operating activities	8,213	3,628

Investing activities
Purchases of furniture and equipment	(375)	(1,981)
Capitalized internal software costs	(293)	(470)
Cash paid for acquisitions, net of cash acquired	—	(10,803)

Cash used in investing activities	(668)	(13,254)

Financing activities
Principal payments under capital lease obligations	(284)	(265)
Net payments under revolving credit facility	(7,344)	(3,000)
Proceeds from borrowings on term note	—	12,000
Proceeds from exercise of stock options	47	291

Cash provided by (used in) financing activities	(7,581)	9,026

Net decrease in cash and cash equivalents	(36)	(600)
Cash and cash equivalents at beginning of period	825	4,595

Cash and cash equivalents at end of period	$789	$3,995

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment through capital leases	$—	$95

Supplemental disclosures of cash flow information:
Interest paid	$483	$945
Income taxes paid	$44	$1,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States. The Company’s per diem staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company’s chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. These healthcare staffing services represent 100% of the Company’s consolidated revenue for each of the three months ended March 28, 2004 and March 30, 2003.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

The condensed consolidated balance sheet as of December 28, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 28, 2003 (File No. 001-31299).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company’s consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 required companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about VIEs when FIN No. 46 becomes effective in July 2003. The disclosure requirements were effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no entities have been consolidated and no additional disclosures have been provided.

In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. The provisions of FIN No. 46R, which became applicable in the first quarter of 2004, did not have an impact on the Company’s condensed consolidated financial statements.

3. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three-months periods ended March 28, 2004 and March 30, 2003 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to the Company’s options would require the Company to record the following pro forma net income (loss) and net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2004	March 30, 2003
Net income (loss) as reported	$(597)	$5,206
Fair value method of stock-based compensation, net of taxes	(354)	(324)
Pro forma net income (loss)	$(951)	$4,882

As reported basic income (loss) from continuing operations	$(0.02)	$0.18
Discontinued operations, net of taxes	—	(0.01)
As reported basic income (loss) per share	$(0.02)	$0.17

As reported diluted income (loss) from continuing operations	$(0.02)	$0.17
Discontinued operations, net of taxes	—	—
As reported diluted income (loss) per share	$(0.02)	$0.17

Pro forma basic income (loss) from continuing operations	$(0.03)	$0.17
Discontinued operations, net of taxes	—	(0.01)
Pro forma basic income (loss) per share	$(0.03)	$0.16

Pro forma diluted income (loss) from continuing operations	$(0.03)	$0.16
Discontinued operations, net of taxes	—	—
Pro forma diluted income (loss) per share	$(0.03)	$0.16

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 28, 2004	March 30, 2003

Expected life in years	3 – 8	3 – 8
Risk-free interest rate	3.25% - 4.19%	2.02% - 3.68%
Volatility	70%	65%
Dividend yield	0%	0%

4. DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in the Company’s condensed consolidated statement of operations for the three months ended March 30,

2003. There were no revenues or cost of services rendered from physician staffing services during the three months ended March 28, 2004. There were no net assets of the discontinued operations at March 28, 2004. Net assets of the discontinued operations were less than $0.1 million at December 28, 2003, and consisted solely of current assets.

Service revenues, cost of services, gross loss and loss from discontinued operations, net of taxes, for the three months ended March 30, 2003 are as follows (in thousands):

Three Months Ended March 30, 2003
Service revenues	$407
Cost of service revenues	(451)

Gross loss	$(44)

Loss before benefit from income taxes	$(173)
Benefit from income taxes	69

Loss from discontinued operations, net of taxes	$(104)

5. ACQUISITION

In March 2003, the Company acquired certain assets of Saber-Salisbury Group (“SSG”), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and, accordingly, the results of operations have been included in the condensed consolidated statement of operations beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

6. LONG-TERM DEBT

On October 26, 2001, the Company entered into a $120.0 million senior credit facility. The senior credit facility consisted of (i) senior credit notes (Term A) in the amount of $40.0 million due in October 2006 that bore interest at a variable rate based on the Company’s leverage ratio (as defined), interest was payable at least quarterly and principal payments were payable quarterly commencing on March 31, 2003; (ii) senior credit notes (Term B) in the amount of $60.0 million which were due in October 2007 and bore interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2003; and (iii) up to $20.0 million of revolving loans expiring on October 2006, bearing interest at a variable rate payable at least quarterly.

In connection with the Company’s initial public offering completed on April 23, 2002 approximately $93.4 million of the senior credit facility was repaid. On July 3, 2002, the Company amended the terms of its senior credit facility and entered into a $25.0 million note with terms and rights identical to its previous Term A notes. In accordance with the amendment, the remaining balance on the existing Term A and Term B notes were paid off. On October 3, 2002, the Company amended the terms of its senior credit facility and entered into a $65.0 million note with terms and rights identical to its previous Term A notes and reduced the borrowing capacity of its revolving loan from $20.0 million to $15.0 million. On March 21, 2003, the Company amended the terms of its senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A note, (ii) Tranche A-2 term loans (Tranche A-2) provided for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans could not be reborrowed once repaid, were due in October 2006 and bore interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan’s $15.0 million borrowing capacity.

On December 22, 2003, the Company entered into a new credit facility. The new $82.0 million facility is comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note. The revolving credit facility is due on December 21, 2006 and bears interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable monthly. Unused capacity under the revolving credit facility bears interest at 0.5% payable monthly. The term note is due on December 21, 2005 and bears interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable monthly. Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of the Company’s existing debt and to pay financing-related fees. As of March 28, 2004, the Company had drawn approximately $30.6 million on the revolving line of credit and had unused capacity of $34.4 million, of which $14.8 million was immediately available for borrowing.

The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limits the payments of dividends and restricts additional indebtedness and obligations, and requires maintenance of certain financial ratios. As of March 28, 2004, the Company was in compliance with all covenants.

7. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive loss for the three months ended March 28, 2004. The Company’s results of operations and accumulated unrealized loss on the derivative instrument were the only components of comprehensive income for the three months ended March 30, 2003.

The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended
	March 28, 2004	March 30, 2003
Net income (loss)	$(597)	$5,206
Other comprehensive loss:
Unrealized loss on derivative, net of taxes	—	(13)

Total comprehensive income (loss)	$(597)	$5,193

8. INCOME (LOSS) PER SHARE

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$(597)	$5,206

Denominator:
Denominator for basic income (loss) per share-weighted average shares	30,221	30,161
Effect of dilutive shares:
Employee stock options	—	1,001

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,221	31,162

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.02)	$0.18
Discontinued operations, net of taxes	—	(0.01)

Basic net income (loss) per share	$(0.02)	$0.17

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.02)	$0.17
Discontinued operations, net of taxes	—	—

Diluted net income (loss) per share	$(0.02)	$0.17

For the three months ended March 28, 2004, 1.9 million options were outstanding but were not included in the calculation of dilutive shares as the impact of their conversion is anti-dilutive due to the net loss. For the three months ended March 30, 2003, 0.2 million incremental options were excluded from the denominator for diluted earnings per share as the impact of conversion is anti-dilutive.

9. RELATED PARTY TRANSACTIONS

During the three months ended March 28, 2004 and March 30, 2003, the Company provided staffing services to a healthcare system of which one of the Company’s directors, Phil A. Incarnati, is the President and Chief Executive Officer. The Company billed approximately $0.8 million and $0.1 million, respectively, for its services.  The Company had a receivable balance from the healthcare system of $0.3 million at March 28, 2004 and December 28, 2003.

The Company paid less than $0.1 million during each of the three months ended March 28, 2004 and March 30, 2003, in donations to a Florida Atlantic University (FAU) Foundation to support a center for nursing. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

10. CONTINGENCIES

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002.  These lawsuits also named as defendants certain of the Company’s directors and executive officers.  The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company’s initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933.  The complaints seek compensatory damages as well as costs and attorney fees.  On March 29, 2004, a third class action lawsuit brought on behalf of the same class of the Company’s stockholders making claims similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida.  Defendants have removed this case to the United States District Court for the Southern District of Florida.  The complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed by Jerome Gould against Medical Staffing Network and certain of the Company’s directors and executive officers in the United States District Court for the Southern District of Florida, individually and on behalf of a class of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003.  The complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint also seeks compensatory damages, costs and attorney fees.

The Company believes that these four class action lawsuits are without merit and intends to vigorously defend itself against this litigation.

From time to time, the Company is subject to lawsuits and claims that arise out of its operations in the normal course of business. The Company is plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of any claims that arise out of operations in the normal course of business will not have a material adverse effect on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

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

•      Results of operations.  This section provides an analysis of our results of operations for the three months ended March 28, 2004 relative to the three months ended March 30, 2003 presented in the accompanying condensed consolidated statements of operations.

•      Liquidity and capital resources.  This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of March 28, 2004.

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

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable.

Industry Trends

Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate is near a nine-year high, which we believe has resulted in nurses in many households becoming a primary breadwinner, and which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisition

In the first three months of 2004, we made no acquisitions. In the first three months of 2003, we purchased certain assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. The acquisition made during the first three months of 2003 was accounted for as a purchase and, accordingly, the results of the acquired business were included in our condensed consolidated financial statements from the date we assumed substantial control.

Service Revenues

All of our revenues are derived from providing healthcare staffing services. Approximately 75% of our first quarter 2004 revenues were derived from per diem nurse staffing, while allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented 16% of our first quarter 2004 revenues and travel nurse staffing (assignments lasting no more than thirteen weeks) represented 9% of our first quarter 2004 revenues.

Discontinued Operations

We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in our condensed consolidated statements of operations. For the three months ended March 30, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.1 million. There were no net assets of discontinued operations as of March 28, 2004. Net assets of discontinued operations were less than $0.1 million at December 28, 2003 and consisted solely of current assets. No reclassification of the prior year-end balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Restructuring Charge

On June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and reflected the softening in demand for our services. As a result, in the second quarter of 2003, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.

Recent Accounting Pronouncements

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer were required to be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to our consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

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

In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. The provisions of FIN No. 46R, which became applicable in the first quarter of 2004, did not have an impact on our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 28, 2004 to Three Months Ended March 30, 2003

The following table sets forth, for the periods indicated, certain selected financial data (in thousands, except percentages):

	Three Months Ended
	March 28, 2004		March 30, 2003		Difference
	$Amount	% of rev	$Amount	% of rev	$	%

Service revenues	$106,393	100.0%	$144,013	100.0%	$(37,620)	(26.1)%
Cost of services rendered	84,224	79.2	109,442	76.0	(25,218)	(23.0)

Gross profit	22,169	20.8	34,571	24.0	(12,402)	(35.9)
Selling, general and administrative expenses(1)	17,262	16.2	20,641	14.4	(3,379)	(16.4)
Corporate and administrative expenses	3,278	3.1	2,299	1.6	979	42.6
Depreciation and amortization expenses	1,647	1.5	1,624	1.1	23	1.4

Income (loss) from operations	(18)	0.0	10,007	6.9	(10,025)	(100.2)
Interest expense, net	960	0.9	1,159	0.8	(199)	(17.2)

Income (loss) from continuing operations before provision for (benefit from) income taxes	(978)	(0.9)	8,848	6.1	(9,826)	(111.1)
Provision for (benefit from) income taxes	(381)	(0.3)	3,538	2.4	(3,919)	(110.8)

Income (loss) from continuing operations	(597)	(0.6)	5,310	3.7	(5,907)	(111.2)
Loss from discontinued operations, net of taxes	—	—	(104)	(0.1)	104	100.0

Net income (loss)	$(597)	(0.6)	$5,206	3.6	$(5,803)	(111.5)

(1)           Includes provision for doubtful accounts.

Service Revenues.  Our service revenues decreased $37.6 million, or 26.1%, from $144.0 million for the three months ended March 30, 2003, to $106.4 million for the three months ended March 28, 2004. The decrease was the result of an organic decline of 28.0%, partially offset by growth from the acquisition made in March 2003. The organic decline was attributable to a decrease in the number of hours worked by professionals due to the current weak demand for temporary healthcare staffing and a reduction in the number of branch locations as a result of our restructuring in the second quarter of 2003. For the three months ended March 28, 2004, we had an organic decline from branch locations of 21.6% as compared to the same period in 2003. For the three months ended March 28, 2004, price rates increased less than 1% over the same period in 2003.

A portion of the decrease in revenues for the three months ended March 28, 2004 was attributable to a $22.8 million, or 22.2% decrease in our per diem nurse staffing revenues from

$102.7 million for the three months ended March 30, 2003 to $79.9 million for the three months ended March 28, 2004. Of the decrease of $22.8 million in per diem nurse staffing revenues, we had an organic decline of $25.5 million (inclusive of organic decline from locations closed in the second quarter of 2003 restructuring), partially offset by growth from the acquisition completed in March 2003 of $2.7 million.

The remainder of the decrease in service revenues is from our staffing divisions other than the per diem nurse staffing division, which collectively decreased $14.8 million, or 35.8%, from $41.3 million for the three months ended March 30, 2003 to $26.5 million for the three months ended March 28, 2004. The entire decrease of $14.8 million was the result of organic decline.

Cost of Services Rendered.  Cost of services rendered decreased $25.2 million, or 23.0%, from $109.4 million for the three months ended March 30, 2003 to $84.2 million for the three months ended March 28, 2004. The decrease was attributable to the decrease in service revenues, partially offset by higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit decreased $12.4 million, or 35.9%, from $34.6 million for the three months ended March 30, 2003 to $22.2 million for the three months ended March 28, 2004, driven primarily by the reduction in service revenues, higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs. This resulted in a gross margin percentage of 20.8% for the three months ended March 28, 2004, as compared to 24.0% for the comparable period in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3.4 million, or 16.4%, from $20.7 million for the three months ended March 30, 2003 to $17.3 million for the three months ended March 28, 2004. As a percentage of revenue, selling, general and administrative expenses were 14.4% and 16.2% for the three months ended March 30, 2003 and March 28, 2004, respectively. The $3.4 million decrease is primarily attributable to the locations closed and other cost reduction programs implemented as part of the restructuring initiative, partially offset by the expansion of the branch-in-branch (BiB) program prior to May 2003.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $1.0 million, or 42.6%, from $2.3 million for the three months ended March 30, 2003 to $3.3 million for the three months ended March 28, 2004. The increase was primarily due to higher professional fees and the increased infrastructure associated with the expansion of the BiB program prior to May 2003. As a percentage of revenue, corporate and administrative expenses were 1.6% and 3.1% for the three months ended March 30, 2003 and March 28, 2004, respectively.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were relatively unchanged at $1.6 million for the three months ended March 30, 2003 and March 28, 2004.

Income (Loss) from Operations.  As a result of the above, income (loss) from operations decreased $10.0 million, from income of $10.0 million for the three months ended March 30,

2003 to a loss of $18,000 for the three months ended March 28, 2004. As a percentage of revenue, income (loss) from operations was 6.9% and 0% for the three months ended March 30, 2003 and March 28, 2004, respectively.

Interest Expense, Net.  Interest expense, net, decreased $0.2 million, or 17.2%, from $1.2 million for the three months ended March 30, 2003 to $1.0 million for the three months ended March 28, 2004. The decrease was attributable to lower average debt levels for the three months ended March 28, 2004 as compared to the comparable period in 2003.

Income (Loss) from Continuing Operations Before Provision for (Benefit from) Income Taxes.  As a result of the above, income (loss) from continuing operations before provision for (benefit from) income taxes decreased $9.8 million, from income of $8.8 million for the three months ended March 30, 2003 to a loss of $1.0 million for the three months ended March 28, 2004.

Provision for (Benefit from) Income Taxes.  Our provision for income taxes was $3.5 million for the three months ended March 30, 2003 and our benefit from income taxes was $0.4 million for the three months ended March 28, 2004 representing effective tax rates of 40.0% and 39.0%, respectively. The 39% tax rate for the three months ended March 28, 2004, represents our expected blended state and federal tax rate.

Income (Loss) from Continuing Operations.  As a result of the above, income (loss) from continuing operations decreased $5.9 million, from income of $5.3 million for the three months ended March 30, 2003 to a loss of $0.6 million for the three months ended March 28, 2004.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations, net of taxes, was $0.1 million for the three months ended March 30, 2003. There was no loss from discontinued operations for the three months ended March 28, 2004.

Net Income (Loss).  As a result of the above, net income (loss) decreased $5.8 million from income of $5.2 million for the three months ended March 30, 2003 to loss of $0.6 million for the three months ended March 28, 2004.

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

At March 28, 2004, we had cash and cash equivalents totaling $0.8 million, working capital totaling $62.3 million and unused capacity under our committed credit facility totaling $34.4 million, of which $14.8 million was immediately available for borrowing, compared to cash and cash equivalents totaling $0.8 million, working capital totaling $68.5 million and unused availability under our committed credit facility totaling $27.0 million, of which $9.3 million was immediately available for borrowing, at December 28, 2003. Cash provided by operating activities was $8.2 million during the three months ended March 28, 2004 compared to $3.6 million during the three months ended March 30, 2003. Cash provided by continuing operations was $3.7 million and cash used by discontinued operations was $0.1 million during the three months ended March 30, 2003.

Cash flows from operating activities were positively impacted in 2004, primarily the result of a lower accounts receivable balance due to improved collections, the closure of 29 cash using offices in the restructuring completed during the second quarter of 2003, and the opening of fewer de novo branches in 2004 (none as compared to four in the comparable period in 2003).  Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

In October 2001, an investment group led by Warburg Pincus acquired a majority interest in our company in a recapitalization that provided us with proceeds from new equity and senior debt issuances totaling approximately $156.0 million and advances from a new senior credit facility totaling $105.0 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and accrued interest totaling approximately $82.0 million, as consideration for the acquisition of the former stockholders’ equity interests for approximately $173.0 million, and to pay recapitalization costs of approximately $7.2 million.

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

We entered into a senior credit facility, in connection with our 2001 recapitalization, which consisted of a term loan arrangement and a revolving line of credit. On July 3, 2002, we amended the terms of the senior credit facility and entered into a $25.0 million note. In accordance with the amendment, the remaining balance on the existing senior credit facility was paid off. On October 3, 2002, we amended the terms of the senior credit facility and entered into a $65.0 million note with terms and rights identical to the previous Term A notes and reduced the borrowing capacity of the revolving loan from $20.0 million to $15.0 million. On March 21, 2003, we amended the terms of our senior credit facility as follows: (i) Term A notes were increased to $77.0 million (Tranche A-1) with terms and rights identical to its previous Term A notes, (ii) Tranche A-2 term loans (Tranche A-2) provided for up to $13.0 million of borrowings prior to December 31, 2003, with a minimum initial borrowing of $5.0 million and in integral multiples of $1.0 million thereafter. Tranche A-2 loans could not be reborrowed once repaid, were due in October 2006 and bore interest at a variable rate based on our leverage ratio with interest payable at least quarterly and principal payments payable quarterly commencing on March 31, 2004. The amendment did not affect the revolving loan’s $15.0 million borrowing capacity. This senior credit facility was repaid in full with the proceeds from the December 2003 refinancing, as described below.

On December 22, 2003, we entered into a new credit facility. The new $82.0 million facility is comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note.  Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of our existing debt and to pay financing related fees. Unused capacity under the revolving credit facility bears interest at 0.5% and is payable monthly. The term note is due on December 21, 2005 and bears interest at a variable rate based on our leverage ratio (as defined) with interest payable monthly. As of March 28, 2004, there was $30.4 million outstanding under our credit facility with unused capacity of $34.4 million available for borrowing, and $17.0 million outstanding under our term loan.

For the three months ended March 28, 2004, the weighted average interest rate for the loans under our credit facility was 5.88%. As of March 28, 2004 the blended rate for loans outstanding under our credit facility was 6.15%.

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

Long-term debt obligations have decreased to $47.6 million as of March 28, 2004 since we repaid $7.3 million during the first three months of 2004.  No material changes have occurred with regards to operating leases and capital lease obligations since December 28, 2003.

Critical Accounting Policies

In response to the Security and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in our Form 10-K for the year ended December 28, 2003.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

•      We have recorded goodwill and other intangibles resulting from our acquisitions through March 28, 2004. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on results of operations.

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

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•      Our ability to attract and retain qualified nurses and other healthcare personnel;

•      The overall level of demand for services provided by temporary nurses;

•      Our ability to enter into contracts with hospital and healthcare facility clients on terms attractive to us;

•      The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•      The general level of patient occupancy at our hospital and healthcare facility clients;

•      The functioning of our information systems;

•      The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•      Our clients’ ability to pay for services;

•      Our ability to successfully implement our acquisition and integration strategies;

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On March 28, 2004, we had borrowings of $47.6 million under our credit facility that were subject to variable rates, with a blended rate of 6.15%. As of March 28, 2004, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.5 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely effected by inflation in the future.

ITEM 4.                  CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and Chief Financial Officer, Kevin S. Little, have concluded that the disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the our most recent evaluation thereof.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002.  These lawsuits also named as defendants certain of our directors and executive officers.  The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933.  The complaints seek compensatory damages as well as costs and attorney fees.  On March 29, 2004, a third class action lawsuit brought on behalf of the same class of our stockholders making claims similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida.  Defendants have removed this case to the United States District Court for the Southern District of Florida.  The complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed by Jerome Gould against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida, individually and on behalf of a class of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003.  The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint also seeks compensatory damages, costs and attorney fees.

We believe that these four class action lawsuits are without merit and intend to vigorously defend ourselves against this litigation.

From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are plaintiffs or defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of any claims that arise out of operations in the normal course of business will not have a material adverse effect on our financial position or results of operations.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1         Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 9, 2003.

31.1         Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b)           Reports on Form 8-K

The following reports on Form 8-K were filed or furnished by Medical Staffing Network Holdings, Inc. during the quarter ended March 28, 2004:

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated January 26, 2004, under Items 7, 9 and 12, furnished on January 26, 2004.

Report on Form 8-K providing notice of the slide presentation given by Medical Staffing Network Holdings, Inc. on February 4, 2004, under Item 9, furnished on February 4, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated February 5, 2004, under Items 7 and 9, furnished on February 5, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated February 23, 2004, under Items 7 and 12, furnished on February 23, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated February 25, 2004, under Items 7, 9 and 12, furnished on February 25, 2004.

Report on Form 8-K providing notice of the slide presentation given by Medical Staffing Network Holdings, Inc. on March 4, 2004, under Item 9, furnished on March 4, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated March 8, 2004, under Items 5 and 7, filed on March 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 6, 2004	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 6, 2004	By:	/s/ Kevin S. Little
Kevin S. Little
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 9, 2003 (filed herewtih).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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