Form 10-Q
period 2004-06-27
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2004-08-05
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,230,620 shares of common stock, par value $0.01 per share, were outstanding as of August 3, 2004.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 27, 2004	December 28, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,377	$825
Accounts receivable, net of allowance for doubtful accounts of $1,176 and $1,920 at June 27, 2004 and December 28, 2003, respectively	59,923	68,602
Prepaid expenses	12,512	9,140
Other current assets	2,368	4,645

Total current assets	77,180	83,212

Furniture and equipment, net of accumulated depreciation of $15,958 and $13,112 at June 27, 2004 and December 28, 2003, respectively	9,832	11,377
Goodwill, net of accumulated amortization of $8,545 at June 27, 2004 and December 28, 2003	125,052	125,028
Intangible assets, net of accumulated amortization of $1,500 and $1,174 at June 27, 2004 and December 28, 2003, respectively	2,861	3,187
Other assets	5,927	6,066

Total assets	$220,852	$228,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,067	$3,975
Accrued payroll and related liabilities	8,039	6,616
Other current liabilities	4,737	3,073
Current portion of capital lease obligations	789	1,090

Total current liabilities	19,632	14,754

Long-term debt	42,241	54,978
Deferred income taxes	8,701	7,115
Capital lease obligations, net of current portion	154	418
Other liabilities	305	318

Total liabilities	71,033	77,583

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,230 and 30,209 issued and outstanding at June 27, 2004 and December 28, 2003, respectively	302	302
Additional paid-in capital	284,414	284,346
Accumulated deficit	(134,897)	(133,361)

Total stockholders’ equity	149,819	151,287

Total liabilities and stockholders’ equity	$220,852	$228,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service revenues	$106,002	$137,455	$212,395	$281,468
Cost of services rendered	83,324	107,963	167,548	217,405

Gross profit	22,678	29,492	44,847	64,063

Operating expenses:
Selling, general and administrative	17,032	22,230	34,294	42,871
Corporate and administrative	4,307	3,089	7,585	5,388
Depreciation and amortization	1,650	1,701	3,297	3,325

Income (loss) from operations	(311)	2,472	(329)	12,479
Interest expense, net	1,011	1,243	1,971	2,402

Income (loss) from continuing operations before provision for (benefit from) income taxes	(1,322)	1,229	(2,300)	10,077
Provision for (benefit from) income taxes	(383)	492	(764)	4,030

Income (loss) from continuing operations	(939)	737	(1,536)	6,047
Loss from discontinued operations, net of taxes	—	(402)	—	(506)

Net income (loss)	$(939)	$335	$(1,536)	$5,541

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.03)	$0.02	$(0.05)	$0.20
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Basic net income (loss) per share	$(0.03)	$0.01	$(0.05)	$0.18

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.03)	$0.02	$(0.05)	$0.20
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Diluted net income (loss) per share	$(0.03)	$0.01	$(0.05)	$0.18

Weighted average number of common shares outstanding:
Basic	30,230	30,191	30,226	30,176

Diluted	30,230	30,668	30,226	30,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 27, 2004	June 29, 2003
Operating activities
Net income (loss)	$(1,536)	$5,541
Loss from discontinued operations, net of taxes	—	506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,297	3,325
Amortization of debt issuance cost	320	526
Deferred income taxes	1,573	1,555
Provision for doubtful accounts	550	1,901
Loss on derivative instrument	—	26
Loss on termination of capital leases	—	38
Reduction of debt issue costs	55	—
Changes in operating assets and liabilities:
Accounts receivable	8,129	319
Prepaid expenses and other current assets	(1,100)	(808)
Other assets	(199)	(237)
Accounts payable	2,092	(2,520)
Accrued payroll and related liabilities	1,423	(805)
Other current liabilities	1,664	(633)
Other liabilities	(13)	(36)

Cash provided by continuing operations	16,255	8,698
Cash used in discontinued operations	—	(500)

Cash provided by operating activities	16,255	8,198

Investing activities
Purchases of furniture and equipment	(756)	(2,587)
Capitalized internal software costs	(669)	(729)
Cash paid for acquisitions, net of cash acquired	(24)	(10,803)

Cash used in investing activities	(1,449)	(14,119)

Financing activities
Principal payments under capital lease obligations	(564)	(495)
Net payments under revolving credit facility	(12,737)	(3,000)
Proceeds from borrowings on term note	—	12,000
Payments on term note	—	(2,599)
Proceeds from exercise of stock options	47	303

Cash provided by (used in) financing activities	(13,254)	6,209

Net increase in cash and cash equivalents	1,552	288
Cash and cash equivalents at beginning of period	825	4,595

Cash and cash equivalents at end of period	$2,377	$4,883

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment through capital leases	$—	$1,845

Supplemental disclosures of cash flow information:
Interest paid	$1,164	$1,944
Income taxes paid	$44	$2,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the “Company”), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company’s chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the healthcare staffing business in total. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three and six months ended June 27, 2004 and June 29, 2003.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the Company’s condensed consolidated financial statements upon the adoption of the provisions of SFAS No. 150.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 required companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it was reasonably possible that it would consolidate or disclose information about VIEs when FIN No. 46 became effective. The disclosure requirements were effective to all financial statements issued after January 31, 2003. The Company has no VIEs so no entities have been consolidated and no additional disclosures have been provided.

In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. The provisions of FIN No. 46R, which became applicable in the first quarter of 2004, did not have an impact on the Company’s condensed consolidated financial statements.

3. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three and six months ended June 27, 2004 and June 29, 2003 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to the Company’s options would require the Company to record the following pro forma net income (loss) and net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income (loss) as reported	$(939)	$335	$(1,536)	$5,541
Fair value method of stock based compensation, net of taxes	(191)	(238)	(545)	(562)

Pro forma net income (loss)	$(1,130)	$97	$(2,081)	$4,979

Per share amounts:

As reported basic income (loss) from continuing operations	$(0.03)	$0.02	$(0.05)	$0.20
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

As reported basic income (loss)	$(0.03)	$0.01	$(0.05)	$0.18

As reported diluted income (loss) from continuing operations	$(0.03)	$0.02	$(0.05)	$0.20
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

As reported diluted income (loss)	$(0.03)	$0.01	$(0.05)	$0.18

Pro forma basic income (loss) from continuing operations	$(0.04)	$0.01	$(0.07)	$0.18
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Pro forma basic income (loss)	$(0.04)	$—	$(0.07)	$0.16

Pro forma diluted income (loss) from continuing operations	$(0.04)	$0.01	$(0.07)	$0.18
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Pro forma diluted income (loss)	$(0.04)	$—	$(0.07)	$0.16

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Expected life in years	3 – 8	3 – 8	3 – 8	3 – 8
Risk-free interest rate	3.25% – 4.44%	2.02% – 3.68%	3.25% – 4.44%	2.02% – 3.68%
Volatility	67%	65%	67%	65%
Dividend yield	0%	0%	0%	0%

4. DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in the Company’s condensed consolidated statement of operations for the three and six months ended June 29, 2003. There were no revenues or cost of services rendered from physician staffing services during the three and six months ended June 27, 2004. There were no net assets of the discontinued operations at June 27, 2004. Net assets of the discontinued operations were less than $0.1 million at December 28, 2003, and consisted solely of current assets.

Service revenues, cost of services, gross loss and loss from discontinued operations, net of taxes, for the three and six months ended June 29, 2003 are as follows (in thousands):

	Three Months Ended	Six Months Ended

Service revenues	$88	$495
Cost of service revenues	(644)	(1,095)

Gross loss	$(556)	$(600)

Loss before benefit from income taxes	$(672)	$(845)
Benefit from income taxes	270	339

Loss from discontinued operations, net of taxes	$(402)	$(506)

5. RESTRUCTURING CHARGE

As announced on June 16, 2003, the Company completed its plan to restructure its operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure the Company had put in place to support multiple growth initiatives and was in response to the current contraction in demand for its services. Approximately 130 branch staff and corporate employees were terminated as part of the restructuring.  As a result, in the second quarter of 2003, the Company recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended June 29, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.  A breakdown of the restructuring charge is as follows (in thousands):

Lease termination costs	$390
Office closing costs	164
Employee termination costs	158
Miscellaneous	51

Total	$763

6. ACQUISITION

In March 2003, the Company acquired certain assets of Saber-Salisbury Group (“SSG”), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow, and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and, accordingly, the results of operations have been included in the condensed consolidated statement of operations beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

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

On December 22, 2003, the Company entered into a new credit facility. The $82.0 million facility was comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note. The revolving credit facility is due on December 21, 2006 and bears interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable monthly. Unused capacity under the revolving credit facility bears interest at 0.5% payable monthly. The term note is due on December 21, 2005 and bears interest at a variable rate based on the Company’s leverage ratio (as defined) with interest payable monthly. Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of the Company’s existing debt and to pay financing-related fees.

On June 25, 2004, the Company amended its senior credit facility and it is now comprised of a $60.0 million revolving line of credit and the same $17.0 million term note with identical repayment dates and substantially similar terms as the original facility. The amendment favorably modified certain financial covenants while it increased the interest rate on the revolving line of credit by 0.5% and on the term note by 1.0%.  In conjunction with the amendment, on July 1, 2004, the Company repaid $5.0 million of borrowings under the term note. The impact of repaying the higher average interest rate borrowings under the term note, offset partially by the marginally higher interest rates, will reduce the overall cost of capital under the facility going forward.

As of June 27, 2004, prior to the $5.0 million repayment, the Company had $17.0 million outstanding on the term note, had drawn approximately $25.2 million on the revolving line of credit and had unused capacity of $34.8 million, of which $16.1 million was immediately available for borrowing.

The senior credit facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limit the payments of dividends and restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of June 27, 2004, the Company was in compliance with all covenants.

8. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive loss for the three and six months ended June 27, 2004. The Company’s results of operations and accumulated unrealized loss on the derivative instrument were the only components of comprehensive income for the three and six months ended June 29, 2003.

The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss)	$(939)	$335	$(1,536)	$5,541
Other comprehensive loss:
Unrealized loss on derivative, net of taxes	—	(13)	—	(26)

Total comprehensive income (loss)	$(939)	$322	$(1,536)	$5,515

9. INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands, except per share amounts)
Numerator:
Numerator for basic income (loss) per share	$(939)	$335	$(1,536)	$5,541

Denominator:
Denominator for basic income (loss) per share-weighted average shares	30,230	30,191	30,226	30,176
Effect of dilutive shares:
Employee stock options	—	477	—	739

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	30,230	30,668	30,226	30,915

Income (loss) per share – basic:
Income (loss) before discontinued operations	$(0.03)	$0.02	$(0.05)	$0.20
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Basic net income (loss) per share	$(0.03)	$0. 01	$(0.05)	$0.18

Income (loss) per share – diluted:
Income (loss) before discontinued operations	$(0.03)	$0.02	$(0.05)	$0.20
Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Diluted net income (loss) per share	$(0.03)	$0. 01	$(0.05)	$0.18

For the three and six months ended June 27, 2004, 1.9 million options were outstanding but were not included in the calculation of dilutive shares as the impact of their conversion is anti-dilutive due to the net loss. For the three and six months ended June 29, 2003, 0.2 million incremental options were excluded from the denominator for diluted earnings per share as the impact of conversion is anti-dilutive.

10. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended June 27, 2004 and June 29, 2003, the Company billed approximately $0.9 million and $0.5 million, respectively, for its services to the healthcare system.  During the six months ended June 27, 2004 and June 29, 2003, the Company billed approximately $1.7 million and $0.6 million, respectively, for its services to the healthcare system.  The Company had a receivable balance from the healthcare system of $0.2 million and $0.3 million at June 27, 2004 and December 28, 2003, respectively.

The Company paid less than $0.1 million during the six months ended June 27, 2004 and June 29, 2003, in donations to a Florida Atlantic University (FAU) Foundation to support a center for nursing. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

11. CONTINGENCIES

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002.  These lawsuits also named as defendants certain of the Company’s directors and executive officers.  The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company’s initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933.  The complaints seek compensatory damages as well as costs and attorney fees.  On March 29, 2004, a third class action lawsuit brought on behalf of the same class of the Company’s stockholders making claims similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida.  Defendants have removed this case to the United States District Court for the Southern District of Florida and Plaintiff has moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants have opposed.  The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed against Medical Staffing Network and certain of the Company’s directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003.  The complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

Subsequent to quarter end, on July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs.

The Company believes that these lawsuits are without merit and it intends to defend itself against them vigorously.

From time to time, the Company is subject to lawsuits and claims that arise out of its operations in the normal course of business. The Company is a plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of any claims that arise out of operations in the normal course of business will not have a material adverse effect on its financial position or results of operations.

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

•                  Results of operations.  This section provides an analysis of our results of operations for the three and six months ended June 27, 2004 relative to the three and six months ended June 29, 2003 presented in the accompanying condensed consolidated statements of operations.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of June 27, 2004.

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

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. Our clients pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains near a nine-year high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Four states have enacted legislation prohibiting mandatory overtime and several other states have similar legislation pending. In conjunction with the aforementioned factors, as the economy rebounds, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Acquisition

In the first six months of 2004, we made no acquisitions. In the first six months of 2003, we purchased certain assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. The acquisition was accounted for as a purchase and, accordingly, the results of the acquired business were included in our condensed consolidated financial statements from the date we assumed substantial control.

Service Revenues

Our temporary staffing services represent 100% of our consolidated revenue for the three and six months ended June 27, 2004 and June 29, 2003. Approximately 75% of our revenues for the three and six months ended June 27, 2004 were derived from per diem nurse staffing. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented 16%

of our revenues for the three and six months ended June 27, 2004. Travel nurse staffing (assignments lasting no more than thirteen weeks) represented 9% of our revenues for the three months and six months ended June 27, 2004.

Discontinued Operations

We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in our condensed consolidated statements of operations. For the three and six months ended June 29, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.4 million and $0.5 million, respectively. There were no net assets of discontinued operations as of June 27, 2004. Net assets of discontinued operations were less than $0.1 million at December 28, 2003 and consisted solely of current assets. No reclassification of the prior year-end balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Restructuring Charge

On June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and reflected the softening in demand for our services. As a result, in the second quarter of 2003, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in our consolidated statement of operations for the three and six months ended June 29, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46). FIN No. 46 requires companies to make certain disclosures about variable interest entities (VIEs) with which it has involvement, if it is reasonably possible that it will consolidate or disclose information about VIEs when FIN No. 46 became effective. The disclosure requirements are effective to all financial statements issued after January 31, 2003. We have no VIEs so no entities have been consolidated and no additional disclosures have been provided.

In December 2003, the FASB issued Interpretation No. 46R (FIN No. 46R), a revision to FIN No. 46. FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. The provisions of FIN No. 46R, which became applicable in the first quarter of 2004, did not have an impact on our condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 27, 2004 to Three Months Ended June 29, 2003

The following table sets forth, for the periods indicated, certain selected financial data (in thousands, except percentages):

	Three Months Ended
	June 27, 2004		June 29, 2003		Difference
	$ Amount	% of rev	$ Amount	% of rev	$	%

Service revenues	$106,002	100.0%	$137,455	100.0%	$(31,453)	(22.9%)
Cost of services rendered	83,324	78.6	107,963	78.5	(24,639)	(22.8)
Gross profit	22,678	21.4	29,492	21.5	(6,814)	(23.1)
Selling, general and administrative expenses(1)	17,032	16.1	22,230	16.2	(5,198)	(23.4)
Corporate and administrative expenses	4,307	4.1	3,089	2.2	1,218	39.4
Depreciation and amortization expenses	1,650	1.5	1,701	1.3	(51)	(3.0)
Income (loss) from operations	(311)	(0.3)	2,472	1.8	(2,783)	(112.6)
Interest expense, net	1,011	0.9	1,243	0.9	(232)	(18.7)
Income (loss) from continuing operations before provision for (benefit from) income taxes	(1,322)	(1.2)	1,229	0.9	(2,551)	(207.6)
Provision for (benefit from) income taxes	(383)	(0.3)	492	0.4	(875)	(177.8)
Income (loss) from continuing operations	(939)	(0.9)	737	0.5	(1,676)	(227.4)
Loss from discontinued operations, net of taxes	—	—	(402)	(0.3)	402	100.0

Net income (loss)	$(939)	(0.9)	$335	0.2	$(1,274)	(380.3)

(1)                                  Includes provision for doubtful accounts.

Service Revenues.  Our service revenues decreased $31.5 million, or 22.9%, from $137.5 million for the three months ended June 29, 2003, to $106.0 million for the three months ended June 27, 2004. The decrease was the result of a decrease in the number of hours worked by professionals due to the current weak demand for temporary healthcare staffing. For the three months ended June 27, 2004, we have received no material pricing increases from the prior year.

Our per diem nurse staffing revenues decreased $18.8 million, or 19.2%, from $97.7 million for the three months ended June 29, 2003 to $78.9 million for the three months ended June 27, 2004. The entire was the result of a decrease in the number of hours worked by professionals.

Our revenues from staffing divisions other than per diem nurse staffing collectively decreased $12.7 million, or 32.0%, from $39.8 million for the three months ended June 29, 2003 to $27.1 million for the three months ended June 27, 2004. The entire decrease was the result of a decrease in the number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $24.7 million, or 22.8%, from $108.0 million for the three months ended June 29, 2003 to $83.3 million for the three months ended June 27, 2004. The decrease was primarily attributable to the decrease in the number of hours worked by professionals.

Gross Profit.  Gross profit decreased $6.8 million, or 23.1%, from $29.5 million for the three months ended June 29, 2003 to $22.7 million for the three months ended June 27, 2004, driven primarily by the reduction in service revenues. This resulted in a gross margin percentage of 21.4% for the three months ended June 27, 2004, as compared to 21.5% for the comparable period in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.2 million, or 23.4%, from $22.2 million for the three months ended June 29, 2003 to $17.0 million for the three months ended June 27, 2004. As a percentage of revenue, selling, general and administrative expenses were 16.2% and 16.1% for the three months ended June 29, 2003 and June 27, 2004, respectively. The $5.2 million decrease is primarily attributable to the locations closed and other cost reduction programs implemented as part of a restructuring initiative and the second quarter of 2003 included a $0.8 million pretax restructuring charge associated with the initiative.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $1.2 million, or 39.4%, from $3.1 million for the three months ended June 29, 2003 to $4.3 million for the three months ended June 27, 2004. The increase was primarily due to a pretax $0.7 million charge associated with executive severance and search costs and to a lesser extent, higher professional fees. As a percentage of revenue, corporate and administrative expenses were 2.2% and 4.1% for the three months ended June 29, 2003 and June 27, 2004, respectively.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses remained relatively unchanged at $1.7 million for the three months ended June 29, 2003 and June 27, 2004.

Income (Loss) from Operations.  As a result of the above, income (loss) from operations decreased $2.8 million, from income of $2.5 million for the three months ended June 29, 2003 to a loss of $0.3 million for the three months ended June 29, 2004. As a percentage of revenue, income (loss) from operations was 1.8% and (0.3%) for the three months ended June 29, 2003 and June 27, 2004, respectively.

Interest Expense, Net.  Interest expense, net, decreased $0.3 million, or 18.7%, from $1.3 million for the three months ended June 29, 2003 to $1.0 million for the three months ended June 27, 2004. The decrease was attributable to lower average debt levels for the three months ended June 27, 2004 as compared to the comparable period in 2003, partially offset by costs associated with the amendment to the credit facility completed in the second quarter of 2004.

Income (Loss) from Continuing Operations Before Provision for (Benefit from) Income Taxes.  As a result of the above, income (loss) from continuing operations before provision for (benefit from) income taxes decreased $2.5 million, from income of $1.2 million for the three months ended June 29, 2003 to a loss of $1.3 million for the three months ended June 27, 2004.

Provision for (Benefit from) Income Taxes.  Our provision for income taxes was $0.5 million for the three months ended June 29, 2003 and our benefit from income taxes was $0.4 million for the three months ended June 27, 2004 representing effective tax rates of 40.0% and 29.0%, respectively. The 29.0% tax rate for the three months ended June 27, 2004, represents the quarterly tax rate required to arrive at our expected blended state and federal tax rate for the year of 33.2%. The decrease in the effective tax rate for the benefit from income taxes (which implies a higher tax rate) is the result of nondeductible items having a greater percentage impact on the rate than on an actual tax dollar amount.

Income (Loss) from Continuing Operations.  As a result of the above, income (loss) from continuing operations decreased $1.6 million, from income of $0.7 million for the three months ended June 29, 2003 to a loss of $0.9 million for the three months ended June 27, 2004.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations, net of taxes, was $0.4 million for the three months ended June 29, 2003. There was no loss from discontinued operations for the three months ended June 27, 2004.

Net Income (Loss).  As a result of the above, net income (loss) decreased $1.2 million from income of $0.3 million for the three months ended June 29, 2003 to loss of $0.9 million for the three months ended June 27, 2004.

Comparison of Six Months Ended June 27, 2004 to Six Months Ended June 29, 2003

The following table sets forth, for the periods indicated, certain selected financial data (in thousands, except percentages):

	Six Months Ended
	June 27, 2004		June 29, 2003		Difference
	$ Amount	% of rev	$ Amount	% of rev	$	%

Service revenues	$212,395	100.0%	$281,468	100.0%	$(69,073)	(24.5%)
Cost of services rendered	167,548	78.9	217,405	77.2	(49,857)	(22.9)
Gross profit	44,847	21.1	64,063	22.8	(19,216)	(30.0)
Selling, general and administrative expenses(1)	34,294	16.1	42,871	15.2	(8,577)	(20.0)
Corporate and administrative expenses	7,585	3.6	5,388	1.9	2,197	40.8
Depreciation and amortization expenses	3,297	1.6	3,325	1.3	(28)	(0.8)
Income (loss) from operations	(329)	(0.2)	12,479	4.4	(12,808)	(102.6)
Interest expense, net	1,971	0.9	2,402	0.8	(431)	(17.9)
Income (loss) from continuing operations before provision for (benefit from) income taxes	(2,300)	(1.1)	10,077	3.6	(12,377)	(122.8)
Provision for (benefit from) income taxes	(764)	(0.4)	4,030	1.4	(4,794)	(119.0)
Income (loss) from continuing operations	(1,536)	(0.7)	6,047	2.2	(7,583)	(125.4)
Loss from discontinued operations, net of taxes	—	—	(506)	(0.2)	506	(100.0)
Net income (loss)	$(1,536)	(0.7)	$5,541	2.0	$(7,077)	(127.7)

(1)                                  Includes provision for doubtful accounts.

Service Revenues.  Our service revenues decreased $69.1 million, or 24.5%, from $281.5 million for the six months ended June 29, 2003, to $212.4 million for the six months ended June 27, 2004. The decrease was the result of a decrease in the number of hours worked by professionals due to the current weak demand for temporary healthcare staffing, partially offset by revenues from the acquisition we made in the first quarter of 2003.  For the six months ended June 27, 2004, we received no material pricing increases from the prior year.

Our per diem nurse staffing revenues decreased $41.6 million, or 20.1%, from $200.4 million for the six months ended June 29, 2003 to $158.8 million for the six months ended June 27, 2004. The decrease of $41.6 million was the result of a decrease of $44.7 million associated by a decline in the number of hours worked by professionals, partially offset by growth from acquisition of $3.1 million.

Our revenues from staffing divisions other than per diem nurse staffing collectively decreased $27.5 million, or 33.9%, from $81.1 million for the six months ended June 29, 2003 to $53.6 million for the six months ended June 27, 2004. The entire decrease was the result of a decrease in the number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $49.9 million, or 22.9%, from $217.4 million for the six months ended June 29, 2003 to $167.5 million for the six months ended June 27, 2004. The decrease was attributable to the decrease in the number of hours worked by professionals, partially offset by higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit decreased $19.2 million, or 30.0%, from $64.1 million for the six months ended June 29, 2003 to $44.9 million for the six months ended June 27, 2004, driven primarily by the reduction in service revenues, higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs. This resulted in a gross margin percentage of 21.1% for the six months ended June 27, 2004, as compared to 22.8% for the comparable period in 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $8.6 million, or 20.0%, from $42.9 million for the six months ended June 29, 2003 to $34.3 million for the six months ended June 27, 2004. As a percentage of revenue, selling, general and administrative expenses were 15.2% and 16.1% for the six months ended June 29, 2003 and June 27, 2004, respectively. The $8.6 million decrease is primarily attributable to the locations closed and other cost reduction programs implemented as part of a restructuring initiative and the second quarter of 2003 included a $0.8 million restructuring charge associated with the initiative.

Corporate and Administrative Expenses.  Corporate and administrative expenses increased $2.2 million, or 40.8%, from $5.4 million for the six months ended June 29, 2003 to $7.6 million for the six months ended June 27, 2004. The increase was primarily due to a $0.7 million charge associated with executive severance and search costs and increased professional fees. As a percentage of revenue, corporate and administrative expenses were 1.9% and 3.6% for the six months ended June 29, 2003 and June 27, 2004, respectively.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses remained relatively unchanged at $3.3 million for the six months ended June 29, 2003 and June 27, 2004.

Income (Loss) from Operations.  As a result of the above, income (loss) from operations decreased $12.8 million from income of $12.5 million for the six months ended June 29, 2003 to a loss of $0.3 million for the six months ended June 29, 2004. As a percentage of revenue, income (loss) from operations was 4.4% and (0.2%) for the six months ended June 29, 2003 and June 27, 2004, respectively.

Interest Expense, Net.  Interest expense, net, decreased $0.4 million, or 17.9%, from $2.4 million for the six months ended June 29, 2003 to $2.0 million for the six months ended June 27, 2004. The decrease was attributable to lower average debt levels for the six months ended June 27, 2004 as compared to the comparable period in 2003, partially offset by costs associated with the amendment to the credit facility completed in the second quarter of 2004.

Income (Loss) from Continuing Operations Before Provision for (Benefit from) Income Taxes.  As a result of the above, income (loss) from continuing operations before provision for (benefit from) income taxes decreased $12.4 million, from income of $10.1 million for the six months ended June 29, 2003 to a loss of $2.3 million for the six months ended June 27, 2004.

Provision for (Benefit from) Income Taxes.  Our provision for income taxes was $4.1 million for the six months ended June 29, 2003 and our benefit from income taxes was $0.8 million for the six months ended June 27, 2004 representing effective tax rates of 40.0% and 33.2%, respectively. The 33.2% tax rate for the six months ended June 27, 2004, represents our expected blended state and federal tax rate. The decrease in the effective tax rate for the benefit from income taxes (which implies a higher tax rate) is the result of nondeductible items having a greater percentage impact on the rate than on an actual tax dollar amount

Income (Loss) from Continuing Operations.  As a result of the above, income (loss) from continuing operations decreased $7.5 million, from income of $6.0 million for the six months ended June 29, 2003 to a loss of $1.5 million for the six months ended June 27, 2004.

Loss from Discontinued Operations, Net of Taxes.  Loss from discontinued operations, net of taxes, was $0.5 million for the six months ended June 29, 2003. There was no loss from discontinued operations for the six months ended June 27, 2004.

Net Income (Loss).  As a result of the above, net income (loss) decreased $7.0 million from income of $5.5 million for the six months ended June 29, 2003 to loss of $1.5 million for the six months ended June 27, 2004.

Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas, particularly Florida, that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

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

At June 27, 2004, we had cash and cash equivalents totaling $2.4 million, working capital totaling $57.5 million and unused capacity under our committed credit facility totaling $34.8 million, of which $16.1 million was immediately available for borrowing, compared to cash and cash equivalents totaling $0.8 million, working capital totaling $68.5 million and unused availability under our committed credit facility totaling $27.0 million, of which $9.3 million was immediately available for borrowing, at December 28, 2003. Cash provided by operating activities was $16.3 million during the six months ended June 27, 2004 compared to $8.2 million during the six months ended June 29, 2003. Cash provided by continuing operations was $8.7 million and cash used by discontinued operations was $0.5 million during the six months ended June 29, 2003.

Cash flows from operating activities were positively impacted in 2004 by improved accounts receivable collections and the closure during the second quarter of 2003 of 29 branches that were utilizing cash. Because we rely on cash flow from operations as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

In October 2001, an investment group led by Warburg Pincus acquired a majority interest in our company in a recapitalization that provided us with proceeds from new equity and senior debt issuances totaling approximately $156.0 million and advances from a new senior credit facility totaling $105.0 million. Together, these funds were used to provide us with working capital for operations, to retire then-outstanding debt obligations and related accrued interest totaling approximately $82.0 million, as consideration for the acquisition of the former stockholders’ equity interests for approximately $173.0 million, and to pay recapitalization costs of approximately $7.2 million.

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

On December 22, 2003, we entered into a new credit facility. The $82.0 million facility was comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term note.  Approximately $60.0 million of proceeds from the new credit facility were used to refinance all of our existing debt and to pay financing related fees. Unused capacity under the revolving credit facility bears interest at 0.5% and is payable monthly. The term note is due on December 21, 2005 and bears interest at a variable rate based on our leverage ratio (as defined) with interest payable monthly.

On June 25, 2004, we amended our senior credit facility and it is now comprised of a $60.0 million revolving line of credit and the same $17.0 million term note with identical repayment dates and substantially similar terms as the original facility. The amendment favorably modified certain financial covenants while it increased the interest rate on the revolving line of credit by 0.5% and on the term note by 1.0%.  In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the term note. The impact of repaying the higher average interest rate borrowings under the term note, offset partially by the marginally higher interest rates, will reduce the overall cost of capital under the facility going forward.

As of June 27, 2004, prior to the $5.0 million repayment, we had $17.0 million outstanding on the term note, had drawn approximately $25.2 million on the revolving line of credit and had unused capacity of $34.8 million, of which $16.1 million was immediately available for borrowing.

For the six months ended June 27, 2004, the weighted average interest rate for the loans under our credit facility was 6.1%. As of June 27, 2004, the blended rate for loans outstanding under our credit facility was 6.1%.

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

Long-term debt obligations have decreased to $42.2 million as of June 27, 2004 since we repaid $12.8 million during the first six months of 2004.  No material changes have occurred with regards to operating leases and capital lease obligations since December 28, 2003.

Critical Accounting Policies

In response to the Security and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in the Form 10-K for the year ended December 28, 2003.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On June 27, 2004, we had borrowings of $42.2 million under our credit facility that were subject to variable rates, with a blended rate of 6.1%. As of June 27, 2004, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.4 million on an annualized basis.

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

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the our most recent evaluation thereof.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002.  These lawsuits also named as defendants certain of our directors and executive officers.  The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933.  The complaints seek compensatory damages as well as costs and attorney fees.  On March 29, 2004, a third class action lawsuit brought on behalf of the same class of our stockholders making claims similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida.  Defendants have removed this case to the United States District Court for the Southern District of Florida and Plaintiff has moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants have opposed.  The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003.  The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

Subsequent to quarter end, on July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs.

We believe that these lawsuits are without merit and we intend to defend ourselves against them vigorously.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, we held our Annual Meeting of Stockholders, at which our stockholders voted on the election of three directors to serve until our 2007 Annual Meeting.

Our stockholders voted to elect the following Class III directors to serve until our 2007 Annual Meeting:

Nominee	In Favor	Against	Abstain
Robert J. Adamson	25,693,162	261,882	—
David J. Wenstrup	25,917,681	37,363	—
C. Daryl Hollis	25,917,681	37,363	—

Our directors who continued in office after the meeting are Joel Ackerman and Thomas Timbie, who are Class I directors whose term expires in 2005, and Scott F. Hilinski, Anne Boykin and Philip A. Incarnati, who are Class II directors whose term expires in 2006.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

10.1                           Separation Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 7, 2004.

10.2                           First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc.

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

(b)                                 Reports on Form 8-K

The following reports on Form 8-K were filed or furnished by Medical Staffing Network Holdings, Inc. during the quarter ended June 27, 2004:

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated March 29, 2004, under Items 5 and 7, furnished on March 29, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated April 19, 2004, under Items 7 and 9, furnished on April 19, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated May 5, 2004, under Items 7 and 12, furnished on May 5, 2004.

Report on Form 8-K providing notice of the issuance by Medical Staffing Network Holdings, Inc. of a press release dated May 14, 2004, under Items 5 and 7, filed on May 14, 2004.

Report on Form 8-K providing notice of the slide presentation given by Medical Staffing Network Holdings, Inc. on May 25, 2004, under Item 9, furnished on May 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 5, 2004	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: August 5, 2004	By:	/s/ Kevin S. Little
Kevin S. Little
President, Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 7, 2004 (filed herewith).

10.2

First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (filed herewith).

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