Form 10-Q
period 2004-09-26
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2004-11-04
CIK 1163958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  30,230,620 shares of common stock, par value $0.01 per share, were outstanding as of November 2, 2004.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 26, 2004	December 28, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397	$825
Accounts receivable, net of allowance for doubtful accounts of $1,081 and $1,920 at September 26, 2004 and December 28, 2003, respectively	60,850	68,602
Prepaid expenses	8,001	9,140
Other current assets	3,606	4,645

Total current assets	72,854	83,212

Furniture and equipment, net of accumulated depreciation of $17,265 and $13,112 at September 26, 2004 and December 28, 2003, respectively	8,966	11,377
Goodwill, net of accumulated amortization of $8,545 at September 26, 2004 and December 28, 2003	125,052	125,028
Intangible assets, net of accumulated amortization of $1,664 and $1,174 at September 26, 2004 and December 28, 2003, respectively	2,697	3,187
Other assets	5,747	6,066

Total assets	$215,316	$228,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,005	$7,048
Accrued payroll and related liabilities	9,356	6,616
Current portion of long-term debt	12,000	—
Current portion of capital lease obligations	580	1,090

Total current liabilities	34,941	14,754

Long-term debt, net of current portion	20,469	54,978
Deferred income taxes	9,492	7,115
Capital lease obligations, net of current portion	91	418
Other liabilities	219	318

Total liabilities	65,212	77,583

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,231 and 30,209 issued and outstanding at September 26, 2004 and December 28, 2003, respectively	302	302
Additional paid-in capital	284,411	284,346
Accumulated deficit	(134,609)	(133,361)

Total stockholders’ equity	150,104	151,287

Total liabilities and stockholders’ equity	$215,316	$228,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Service revenues	$106,204	$123,686	$318,599	$405,154
Cost of services rendered	83,167	97,147	250,715	314,552

Gross profit	23,037	26,539	67,884	90,602

Operating expenses:
Selling, general and administrative	16,115	18,733	50,409	61,604
Corporate and administrative	3,829	3,112	11,414	8,500
Depreciation and amortization	1,615	1,757	4,912	5,082

Income from operations	1,478	2,937	1,149	15,416
Interest expense, net	780	1,147	2,751	3,549

Income (loss) from continuing operations before provision for (benefit from) income taxes	698	1,790	(1,602)	11,867
Provision for (benefit from) income taxes	410	693	(354)	4,723

Income (loss) from continuing operations	288	1,097	(1,248)	7,144
Loss from discontinued operations, net of taxes	—	—	—	(506)

Net income (loss)	$288	$1,097	$(1,248)	$6,638

Income (loss) per share – basic:
Income (loss) from continuing operations	$0.01	$0.04	$(0.04)	$0.24
Discontinued operations, net of taxes	—	—	—	(0.02)

Basic net income (loss) per share	$0.01	$0.04	$(0.04)	$0.22

Income (loss) per share – diluted:
Income (loss) from continuing operations	$0.01	$0.04	$(0.04)	$0.24
Discontinued operations, net of taxes	—	—	—	(0.02)

Diluted net income (loss) per share	$0.01	$0.04	$(0.04)	$0.22

Weighted average number of common shares outstanding:
Basic	30,231	30,199	30,227	30,184

Diluted	30,326	30,618	30,227	30,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	Sept. 26, 2004	Sept. 28, 2003
Operating activities
Net income (loss)	$(1,248)	$6,638
Loss from discontinued operations, net of taxes	—	506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,912	5,082
Amortization of debt issuance cost	507	811
Deferred income taxes	2,603	3,716
Provision for doubtful accounts	703	2,714
Other	55	77
Changes in operating assets and liabilities:
Accounts receivable	7,049	12,599
Prepaid expenses and other current assets	1,912	(2,396)
Other assets	(185)	(413)
Accounts payable and accrued expenses	5,957	(2,054)
Accrued payroll and related liabilities	2,740	(1,003)
Other liabilities	(99)	(29)

Cash provided by continuing operations	24,906	26,248
Cash used in discontinued operations	—	(500)

Cash provided by operating activities	24,906	25,748

Investing activities
Purchases of furniture and equipment	(1,082)	(3,126)
Capitalized internal software costs	(930)	(895)
Cash paid for acquisitions, net of cash acquired	(24)	(10,803)

Cash used in investing activities	(2,036)	(14,824)

Financing activities
Net repayments under revolving credit facility	(17,509)	(13,000)
Payments on term note	(5,000)	(5,197)
Proceeds from borrowings on term note	—	12,000
Principal payments under capital lease obligations	(837)	(824)
Proceeds from exercise of stock options	48	353

Cash used in financing activities	(23,298)	(6,668)

Net increase (decrease) in cash and cash equivalents	(428)	4,256
Cash and cash equivalents at beginning of period	825	4,595

Cash and cash equivalents at end of period	$397	$8,851

Supplemental disclosure of noncash investing and financing activities
Purchase of equipment through capital leases	$—	$185

Supplemental disclosures of cash flow information
Interest paid	$1,514	$2,884
Income taxes paid (refunded), net	$(4,444)	$3,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. The Company’s temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing temporary staffing to customers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company’s chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the temporary staffing business in total. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three and nine months ended September 26, 2004 and September 28, 2003.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

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

2. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three and nine months ended September 26, 2004 and September 28, 2003 for stock-based employee compensation awards.

Application of the fair value method prescribed by Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to the Company’s options would require the Company to record the following pro forma net income (loss) and net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income (loss) as reported	$288	$1,097	$(1,248)	$6,638
Fair value method of stock based compensation, net of taxes	(339)	(335)	(884)	(897)

Pro forma net income (loss)	$(51)	$762	$(2,132)	$5,741

Per share amounts:

As reported basic income (loss) from continuing operations	$0.01	$0.04	$(0.04)	$0.24
Discontinued operations, net of taxes	—	—	—	(0.02)

As reported basic income (loss)	$0.01	$0.04	$(0.04)	$0.22

As reported diluted income (loss) from continuing operations	$0.01	$0.04	$(0.04)	$0.24
Discontinued operations, net of taxes	—	—	—	(0.02)

As reported diluted income (loss)	$0.01	$0.04	$(0.04)	$0.22

Pro forma basic income (loss) from continuing operations	$—	$0.03	$(0.07)	$0.21
Discontinued operations, net of taxes	—	—	—	(0.02)

Pro forma basic income (loss)	$—	$0.03	$(0.07)	$0.19

Pro forma diluted income (loss) from continuing operations	$—	$0.03	$(0.07)	$0.21
Discontinued operations, net of taxes	—	—	—	(0.02)

Pro forma diluted income (loss)	$—	$0.03	$(0.07)	$0.19

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Expected life in years	3 – 8	3 – 8	3 – 8	3 – 8
Risk-free interest rate	3.25% – 4.40%	2.02% – 3.68%	3.25% – 4.40%	2.02% – 3.68%
Volatility	65%	77%	65%	77%
Dividend yield	0%	0%	0%	0%

3. DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in the Company’s condensed consolidated statement of operations for the nine months ended September 28, 2003. There were no revenues or cost of services rendered from physician staffing services during the three and nine months ended September 26, 2004 and for the three months ended September 28, 2003. There were no net assets of the discontinued operations at September 26, 2004. Net assets of the discontinued operations were less than $0.1 million at December 28, 2003, and consisted solely of current assets.

Service revenues, cost of services, gross loss and loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended Sept. 28, 2003	Nine Months Ended Sept. 28, 2003
Service revenues	$—	$495
Cost of service revenues	—	(1,095)

Gross loss	$—	$(600)

Loss before benefit from income taxes	$—	$(845)
Benefit from income taxes	—	339

Loss from discontinued operations, net of taxes	$—	$(506)

4. RESTRUCTURING CHARGE

As announced on June 16, 2003, the Company completed its plan to restructure its operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure the Company had put in place to support multiple growth initiatives and reflected the softening in demand for its services. Approximately 130 branch staff and corporate employees were terminated as part of the restructuring.  As a result, in the second quarter of 2003, the Company recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the nine months ended September 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.  A breakdown of the restructuring charge is as follows (in thousands):

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

6. LONG-TERM DEBT

On October 26, 2001, the Company entered into a $120.0 million senior credit facility.  The facility consisted of a $40.0 million term note due in October 2006, a $60.0 million term note due in October 2007 and a $20.0 million revolving credit facility due to expire in October 2006.  In connection with the Company’s initial public offering completed on April 23, 2002 the Company repaid $93.4 million of borrowings that were outstanding under the facility and repaid $62.9 million that was outstanding under its previously existing senior unsecured notes.

On July 3, 2002, the Company amended the facility by replacing the previous two term notes with a single $25.0 million term note.  All amounts outstanding under the previous term notes were repaid at that time.  On October 3, 2002, the Company amended the facility by replacing the $25.0 million term note with a $65.0 million term note and reducing the borrowing capacity of its revolving credit facility from $20.0 million to $15.0 million. On March 21, 2003, the Company amended the facility by replacing the $65.0 million term note with a $77.0 million term note and a new term note facility that allowed for borrowings of up to $13.0 million.

On December 22, 2003, the Company entered into a new senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term note (the Term Note) which is due in December 2005.

On June 25, 2004, the Company amended the Senior Credit Facility to reduce the Revolver capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Note by 1.0%. In conjunction with the amendment, on July 1, 2004, the Company repaid $5.0 million of borrowings under the Term Note. The $5.0 million can not be re-borrowed under the terms of the Term Note. The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and a $7.0 million availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver.

The Revolver bears interest at either prime or LIBOR plus an applicable margin (4.4% at September 26, 2004) with interest payable monthly or as interest rate contracts expire. The Term Note bears interest at LIBOR plus an applicable margin (13.0% at September 26, 2004) with interest payable monthly. Unused capacity under the Revolver bears interest at 0.5% which is payable monthly. The Senior Credit Facility is secured by substantially all of the assets of the Company and contains certain covenants that, among other things, limit the payments of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 26, 2004, the Company was in compliance with all covenants.

As of September 26, 2004, $12.0 million was outstanding on the Term Note and $20.5 million was outstanding under the Revolver. As of September 26, 2004, an additional $22.6 million was immediately available for borrowing under the Revolver.

Under the terms of the Senior Credit Facility, on a fiscal year basis, the Company is required to repay the Term Note based on a percentage of excess cash flow, as defined. Based on the results for the nine months ended September 26, 2004, the Company could be required to repay all or a substantial portion of the $12.0 million outstanding on the Term Note, as such, the Company has classified the $12.0 million as current in the condensed consolidated balance sheet. The Company expects to have adequate availability under the Revolver should repayment of all or a substantial portion of the Term Note be required.

7. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three and nine months ended September 26, 2004. The Company’s results of operations and accumulated unrealized loss on the derivative instrument were the only components of comprehensive income for the three and nine months ended September 28, 2003.

The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income (loss)	$288	$1,097	$(1,248)	$6,638
Other comprehensive loss:
Unrealized loss on derivative, net of taxes	—	(13)	—	(39)

Total comprehensive income (loss)	$288	$1,084	$(1,248)	$6,599

8. INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(in thousands, except per share amounts)
Numerator:
Numerator for basic income (loss) per share	$288	$1,097	$(1,248)	$6,638

Denominator:
Denominator for basic income (loss) per share-weighted average shares	30,231	30,199	30,227	30,184
Effect of dilutive shares:
Employee stock options	95	419	—	632

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	30,326	30,618	30,227	30,816

Income (loss) per share – basic:
Income (loss) before discontinued operations	$0.01	$0.04	$(0.04)	$0.24
Discontinued operations, net of taxes	—	—	—	(0.02)

Basic net income (loss) per share	$0.01	$0.04	$(0.04)	$0.22

Income (loss) per share – diluted:
Income (loss) before discontinued operations	$0.01	$0.04	$(0.04)	$0.24
Discontinued operations, net of taxes	—	—	—	(0.02)

Diluted net income (loss) per share	$0.01	$0.04	$(0.04)	$0.22

For the three months ended September 26, 2004, 0.4 million incremental options were excluded from the denominator for diluted earnings per share as the impact of conversion was anti-dilutive. For the nine months ended September 26, 2004, 1.9 million options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For the three and nine months ended September 28, 2003, 0.3 million incremental options were excluded from the denominator for diluted earnings per share as the impact of conversion was anti-dilutive.

9. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended September 26, 2004 and September 28, 2003, the Company billed approximately $0.8 million, for its services to the healthcare system.  During the nine months ended September 26, 2004 and September 28, 2003, the Company billed approximately $2.5 million and $1.4 million, respectively, for its services to the healthcare system.  The Company had a receivable balance from the healthcare system of $0.2 million and $0.3 million at September 26, 2004 and December 28, 2003, respectively.

The Company paid less than $0.1 million during the nine months ended September 26, 2004 and September 28, 2003, in donations to a Florida Atlantic University (FAU) Foundation to support a center for nursing. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

10. CONTINGENCIES

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against the Company in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002. These lawsuits also named as defendants certain of the Company’s directors and executive officers (collectively with the Company, the “Defendants”). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company’s initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (the “Securities Act”). The complaints seek compensatory damages as well as costs and attorney fees.

On March 29, 2004, a third class action lawsuit brought on behalf of the same class of the Company’s stockholders, making claims under the Securities Act similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams, was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Defendants removed this case to the United States District Court for the Southern District of Florida and Plaintiff moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants opposed.  On September 16, 2004 the federal district court entered an order granting Plaintiff’s motion to remand. Defendants filed their Notice of Appeal to the Eleventh Circuit on October 13, 2004, by which they appealed the remand order. Also on October 13, 2004, Defendants moved to stay the state court proceedings. The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed against the Company and certain of its directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the “Complaint”). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. On November 1, 2004, Defendants filed their motion to dismiss the Complaint.

The Company believes that these lawsuits are without merit and it intends to defend itself against them vigorously.  Due to their preliminary status, the Company is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

From time to time, the Company is subject to lawsuits and claims that arise out of its operations in the normal course of business. The Company is a plaintiff or a defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of any claims that arise out of operations in the normal course of business will not have a material adverse effect on the Company’s financial position or results of operations.

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

•                  Results of operations.  This section provides an analysis of our results of operations for the three and nine months ended September 26, 2004 relative to the three and nine months ended September 28, 2003 presented in the accompanying condensed consolidated statements of operations.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of September 26, 2004.

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

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable. During 2004, we expanded our services to provide temporary general staffing. Our per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. We believe that general staffing compliments our temporary healthcare staffing and makes us a full service provider to our existing clients.

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

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation prohibiting mandatory overtime and other states have similar legislation pending. In conjunction with the aforementioned factors, as the economy rebounds, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Acquisition

In the first nine months of 2004, we made no acquisitions. In March 2003, we purchased certain assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. The acquisition was accounted for as a purchase and, accordingly, the results of the acquired business were included in our condensed consolidated financial statements from the date we assumed substantial control.

Service Revenues

Our temporary staffing services represent 100% of our consolidated revenue for the three and nine months ended September 26, 2004 and September 28, 2003. Approximately 75% of our revenues for the three and nine months ended September 26, 2004 were derived from per diem nurse staffing. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented approximately 16% of our revenues for the three and nine months ended

September 26, 2004. Travel nurse staffing (assignments lasting no more than thirteen weeks) represented approximately 9% of our revenues for the three months and nine months ended September 26, 2004. Per diem general staffing represented less than 1% of our revenues for both the three months and nine months ended September 26, 2004.

Discontinued Operations

We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in our condensed consolidated statements of operations. For the three months ended September 28, 2003, we had no loss from discontinued operations. For the nine months ended September 28, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.5 million. There were no net assets of discontinued operations as of September 26, 2004. Net assets of discontinued operations were less than $0.1 million at December 28, 2003 and consisted solely of current assets. No reclassification of the prior year-end balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

Restructuring Charge

On June 16, 2003, we completed our plan to restructure our operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives and reflected the softening in demand for our services. As a result, in the second quarter of 2003, we recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in our consolidated statement of operations for the nine months ended September 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	78.3	78.5	78.7	77.6

Gross profit	21.7	21.5	21.3	22.4
Selling, general and administrative	15.2	15.2	15.8	15.2
Corporate and administrative	3.6	2.5	3.6	2.1
Depreciation and amortization	1.5	1.4	1.5	1.3

Income from operations	1.4	2.4	0.4	3.8
Interest expense, net	0.7	1.0	0.9	0.9

Income (loss) from continuing operations before provision for (benefit from) income taxes	0.7	1.4	(0.5)	2.9
Provision for (benefit from) income taxes	0.4	0.5	(0.1)	1.1

Income (loss) from continuing operations	0.3	0.9	(0.4)	1.8
Loss from discontinued operations, net of taxes	—	—	—	0.2

Net income (loss)	0.3	0.9	(0.4)	1.6

Comparison of Three Months Ended September 26, 2004 to Three Months Ended September 28, 2003

Service Revenues.  Service revenues decreased $17.5 million, or 14.1%, to $106.2 million for the three months ended September 26, 2004, as compared to $123.7 million for the comparable prior year quarter.  The decrease was due to a lower number of hours worked by professionals due to the current weak demand for temporary healthcare staffing. Average hourly billing rates remained relatively consistent with those in the comparable prior year quarter.

Per diem nurse staffing revenues decreased $10.1 million, or 11.3%, to $79.2 million for the three months ended September 26, 2004, as compared to $89.3 million for the comparable prior year quarter. The decrease was the result of a lower number of hours worked by professionals.

Revenues from divisions other than per diem nurse staffing collectively decreased $7.4 million, or 21.4%, to $27.0 million for three months ended September 26, 2004, as compared to $34.4 million for the comparable prior year quarter. The decrease was the result of a lower number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $14.0 million, or 14.4%, to $83.2 million for the three months ended September 26, 2004 as compared to $97.2 million for the comparable prior year quarter. The decrease was primarily attributable to the decrease in the number of hours worked by professionals.

Gross Profit.  Gross profit decreased $3.5 million, or 13.2%, to $23.0 million for the three months ended September 26, 2004, as compared to $26.5 million for the comparable prior year quarter.  The decrease was primarily due to the reduction in service revenues. Gross margin for the three months ended September 26, 2004 was 21.7% as compared with 21.5% for the comparable prior year quarter.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $16.1 million, or 15.2% of revenues for the three months ended September 26, 2004, as compared to $18.7 million, or 15.2% of revenues for the comparable prior year quarter. The decrease was primarily due to a reduction in bad debt expense and other cost saving measures.

Corporate and Administrative.  Corporate and administrative expenses increased to $3.8 million, or 3.6% of revenues for the three months ended September 26, 2004, as compared to $3.1 million, or 2.5% of revenues for the comparable prior year quarter. The increase was primarily due to higher professional fees including those associated with Sarbanes-Oxley implementation.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 26, 2004 was $1.6 million, as compared to $1.8 million for the comparable prior year quarter.

Interest Expense, Net.  Interest expense, net, decreased to $0.8 million for the three months ended September 26, 2004, as compared to $1.1 million for the comparable prior year quarter.  The decrease was primarily due to lower average outstanding borrowings.

Provision for (Benefit from) Income Taxes.  The Company’s effective income tax rate for the three months ended September 26, 2004 was 58.7% as compared to 38.7% in the comparable prior year quarter. The effective income tax rate this quarter reflects the impact of revising our expected annual effective income tax benefit rate to approximately 22%. The expected annual effective income tax rate is significantly different than statutory rates due to nondeductible expenses having a greater percentage impact on the rate than on the actual tax dollar amount.

Net Income (Loss).  As a result of the above, net income decreased to $0.3 million for the three months ended September 26, 2004 as compared to net income of $1.1 million for the comparable prior year quarter.

Comparison of Nine Months Ended September 26, 2004 to Nine Months Ended September 28, 2003

Service Revenues.  Service revenues decreased $86.6 million, or 21.4%, to $318.6 million for the nine months ended September 26, 2004 as compared to $405.2 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals due to the current weak demand for temporary healthcare staffing, partially offset by revenues from the acquisition we made in the first quarter of 2003. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem nurse staffing revenues decreased $51.6 million, or 17.8%, to $238.0 million for the nine months ended September 26, 2004 as compared to $289.6 million for the comparable prior year period. The decrease was due to a decrease of $54.6 million associated with a lower number of hours worked by professionals, partially offset by incremental revenue of $3.0 million from the acquisition that we made in the first quarter of 2003.

Revenues from divisions other than per diem nurse staffing collectively decreased $35.0 million, or 30.2%, to $80.6 million for the nine months ended September 26, 2004 as compared to $115.6 million for the comparable prior year period. The decrease was the result of a lower number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $63.9 million, or 20.3%, to $250.7 million for the nine months ended September 26, 2004 as compared to $314.6 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals, partially offset by higher compensation, benefits and insurance costs associated with our healthcare professionals.

Gross Profit.  Gross profit decreased $22.7 million, or 25.1%, to $67.9 million for the nine months ended September 26, 2004 as compared to $90.6 million for the comparable prior year period. The decrease was primarily due to the reduction in service revenues. Gross margin for the nine months ended September 26, 2004 was 21.3% as compared with 22.4% for the comparable prior year period. The decrease was primarily due to higher compensation, benefits and insurance costs associated with our healthcare professionals and other direct costs.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $50.4 million, or 15.8% of revenues for the nine months ended September 26, 2004, as compared to $61.6 million, or 15.2% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with locations closed in the second quarter of 2003 and other cost reduction programs implemented as part of a restructuring initiative that was implemented in the second quarter of 2003.  Additionally, the second quarter of 2003 included a $0.8 million restructuring charge associated with the restructuring initiative.

Corporate and Administrative.  Corporate and administrative expenses increased to $11.4 million, or 3.6% of revenues for the nine months ended September 26, 2004, as compared to $8.5 million, or 2.1% of revenues for the comparable prior year period.  The increase was primarily due to increased professional fees including those associated with Sarbanes-Oxley implementation and a charge recorded in the second quarter of 2004 associated with executive severance and search costs.

Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 26, 2004 was $4.9 million, as compared to $5.1 million for the comparable prior year period.

Interest Expense, Net.  Interest expense, net, decreased to $2.8 million for the nine months ended September 26, 2004 as compared to $3.5 million for the comparable prior year period. The decrease was primarily due to lower average outstanding borrowings.

Provision for (Benefit from) Income Taxes.  The Company’s effective income tax benefit rate for the nine months ended September 26, 2004 was 22.1% as compared to 39.8% in the comparable prior year period. The decrease in the effective tax benefit rate is due to nondeductible items having a greater percentage impact on the rate than on the actual tax dollar amount.

Loss from Discontinued Operations, Net of Taxes.  There was no loss from discontinued operations for the nine months ended September 26, 2004 as compared to a loss from discontinued operations, net of taxes, of $0.5 million for the comparable prior year period.  In the second quarter of 2003, the Company discontinued its physician staffing services.

Net Income (Loss).  As a result of the above, the Company incurred a net loss of $1.2 million for the nine months ended September 26, 2004 as compared to net income of $6.6 million for the comparable prior year period.

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

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our credit facilities.

Cash flow from operations was $24.9 million for the nine months ended September 26, 2004 as compared to $25.7 million for the nine months ended September 28, 2003. Cash flows were positively impacted in 2004 by improved accounts receivable collections and the closure during the second quarter of 2003 of 29 branches that were utilizing cash.  During the nine months ended September 26, 2004, we used cash generated from operations to repay $23.3 million of borrowings under our senior credit facility and capital lease obligations.

As of September 26, 2004, we had net working capital of $37.9 million as compared to $68.5 million as of December 28, 2003, our last fiscal year end.  The decrease was primarily due to a significant reduction in accounts receivable. The improvement is primarily due to improved collection efforts. The cash generated from the reduction in accounts receivable was used to repay long-term debt. Additionally, $12.0 million of borrowings under the Term Note are now classified as current.

Available borrowings under our credit facilities are an important component of our liquidity.  On October 26, 2001, we entered into a $120.0 million senior credit facility.  The facility consisted of a $40.0 million term note due in October 2006, a $60.0 million term note due in October 2007 and a $20.0 million revolving credit facility due to expire in October 2006.  In connection with our initial public offering completed on April 23, 2002, we repaid $93.4 million of borrowings that were outstanding under the facility and repaid $62.9 million that was outstanding under our previously existing senior unsecured notes.

On July 3, 2002, we amended the facility by replacing the previous two term notes with a single $25.0 million term note.  All amounts outstanding under the previous term notes were repaid at that time. On October 3, 2002, we amended the facility by replacing the $25.0 million term note with a $65.0 million term note and reducing the borrowing capacity of the revolving credit facility from $20.0 million to $15.0 million. On March 21, 2003, we amended the facility by replacing the $65.0 million term note with a $77.0 million term note and a new term note facility that allowed for borrowings of up to $13.0 million.

On December 22, 2003, we entered into a new senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term note (the Term Note) which is due in December 2005.

On June 25, 2004, we amended the Senior Credit Facility to reduce the Revolver capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Note by 1.0%. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the Term Note. The $5.0 million can not be re-borrowed under the terms of the Term Note. The impact of repaying the higher average interest rate borrowings under the Term Note, offset partially by the marginally higher interest rates, will reduce the overall cost of capital under the Senior Credit Facility going forward.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and a $7.0 million availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (4.4% at September 26, 2004) with interest payable monthly or as interest rate contracts expire. The Term Note bears interest at LIBOR plus an applicable margin (13.0% at September 26, 2004) with interest payable monthly. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payments of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 26, 2004, we were in compliance with all covenants.

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

For the nine months ended September 26, 2004, the weighted average interest rate for the loans under the Senior Credit Facility was 6.2%. As of September 26, 2004, the blended rate for loans outstanding under the Senior Credit Facility was 7.6%.

As of September 26, 2004, $12.0 million was outstanding on the Term Note and $20.5 million was outstanding under the Revolver. As of September 26, 2004, an additional $22.6 million was immediately available for borrowing under the Revolver and we had cash and cash equivalents of $0.4 million.

Under the terms of the Senior Credit Facility, on a fiscal year basis, we are required to repay the Term Note based on a percentage of our excess cash flow, as defined therein. Based on the results for the nine months ended September 26, 2004, we could be required to repay all or a substantial portion of the $12.0 million outstanding on the Term Note. We expect to have adequate availability under the Revolver should repayment of all or a substantial portion of the Term Note be required.

Capital expenditures were $2.0 million for the nine months ended September 26, 2004 and were $4.0 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

We believe that our current cash balances, together with the Senior Credit Facility, other available sources of liquidity and expected cash flows from our operating activities, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

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

Long-term debt obligations have decreased to $32.5 million as of September 26, 2004 since we repaid $22.5 million during the first nine months of 2004. Based on the results for the nine months ended September 26, 2004, we could be required to repay all or a substantial portion of the $12.0 million outstanding on the Term Note within one year. No material changes have occurred with regards to operating leases and capital lease obligations since December 28, 2003.

Critical Accounting Policies

In response to the Security and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in the Form 10-K for the year ended December 28, 2003.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. The adequacy of this allowance is determined by continually evaluating customer receivables, considering the customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

•                  We maintain an accrual for our health, workers compensation and professional liability that are either self-insured or partially self-insured and are classified in accounts payable and accrued expenses. The adequacy of these accruals is determined by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on company-specific actuarial computations and industry experience and trends. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On September 26, 2004, we had borrowings of $32.5 million under our credit facility that were subject to variable rates, with a blended rate of 7.6%. As of September 26, 2004, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.3 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely affected by inflation in the future.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and Chief Financial Officer, Larry McPherson, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002. These lawsuits also named as defendants certain of our directors and executive officers (collectively with Medical Staffing Network, the “Defendants”). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (the “Securities Act”). The complaints seek compensatory damages as well as costs and attorney fees.

On March 29, 2004, a third class action lawsuit brought on behalf of the same class of our stockholders, making claims under the Securities Act similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams, was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Defendants removed this case to the United States District Court for the Southern District of Florida and Plaintiff moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants opposed. On September 16, 2004 the federal district court entered an order granting Plaintiff’s motion to remand. Defendants filed their Notice of Appeal to the Eleventh Circuit on October 13, 2004, by which they appealed the remand order.  Also on October 13, 2004, Defendants moved to stay the state court proceedings. The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the “Complaint”). The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities

Act and Section 10(b) of the Exchange Act.  The Complaint seeks compensatory damages as well as costs and attorney fees.  On November 1, 2004, Defendants filed their motion to dismiss the Complaint.

We believe that these lawsuits are without merit and we intend to defend ourselves against them vigorously.  Due to their preliminary status, we are unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

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

ITEM 6.  EXHIBITS

The following exhibits are included herewith:

10.1         Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and N. Larry McPherson, dated August 2, 2004.

31.1         Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 4, 2004	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 4, 2004	By:	/s/ Larry McPherson
Larry McPherson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and N. Larry McPherson, dated August 2, 2004.
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002