Form 10-K
period 2004-12-26
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2005-03-11
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 26, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 Yamato Road, Suite 110 Boca Raton, FL 33431
(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 322-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:
Common Stock, par value $0.01	New York Stock Exchange
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 25, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $188,940,319. As of March 9, 2005, there were 30,231,708 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference:
Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 26, 2004.

All references to “we, “us,” or “our,” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc.

PART I

Item 1. Business

General Development of Business

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services (staffing assignments of less than thirteen weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities to solve our clients’ temporary staffing needs. We believe we are also a leading provider of specialized radiology and diagnostic imaging specialists and clinical laboratory technicians, or “allied health” professionals, as measured by revenues. We serve our clients through what we believe to be the largest temporary healthcare staffing network in the United States, which was comprised as of December 26, 2004 of over 125 per diem branches that provide nurse staffing on a per diem basis in over 40 states. Our extensive client base includes over 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our business has grown significantly since our founding in 1998. We call branches that we have opened since our inception “de novo” branches, as opposed to branches acquired from third parties. Approximately 65% of all existing branches as of December 26, 2004 were de novo branches.

During 2004, we expanded our services to provide temporary general staffing. Our per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. We feel the addition of per diem general staffing services help make us a “full service” provider to our clients, as well as attract new non-healthcare related clients.

For the year ended December 26, 2004, we had revenues of $417.1 million and income from operations of $1.6 million. During this period, we earned 75% of our revenues from our per diem nurse staffing assignments, 16% from our specialized radiology and diagnostic imaging technicians and clinical laboratory technicians, or our “allied health” assignments, 9% from our travel nurse staffing assignments and less than 1% from our per diem general staffing assignments.

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

Industry Overview

The temporary nurse staffing market has two major components: per diem nursing and travel nursing. Per diem nurse staffing is the largest sector of the temporary healthcare staffing industry, providing healthcare professionals for assignments of a single shift to thirteen weeks, and is used to meet local labor shortages and openings due to holidays, vacations, illness and staff turnover, as well as daily and seasonal fluctuations in hospital volume. The per diem market operates with many local operators and is highly fragmented. The per diem staffing model requires a local presence in every market served because these short-term staffing needs are typically filled on a local basis, and are dependant on the relationship that exists between local operators, local professionals and the healthcare facility.

In the travel nurse market, healthcare facilities hire travel nurses on a contract, fixed-term basis to meet seasonal fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel nurse companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. The travel staffing model utilizes a centralized approach to serving its clients.

Allied staffing consists of highly specialized radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists and respiratory therapists. These professionals are staffed on both a per diem and travel basis.

Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation prohibiting mandatory overtime and other states have similar legislation pending. In conjunction with the aforementioned factors, as the economy rebounds, the prospects for the healthcare staffing industry should improve as hospitals experience higher admissions levels and increasing shortages of healthcare workers.

Description of the Business

We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, allied professionals and travel nurses. While we have a national presence, we operate on a local basis through an integrated network, which consisted of over 125 per diem branches in over 40 states as of December 26, 2004, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Temporary Staffing Services Provided

The per diem nurse staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a 13-week assignment and represented approximately 75% of our 2004 fiscal year revenues. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. The allied staffing portion of our business, which represented approximately 16% of our 2004 fiscal year revenues, specializes in providing allied professionals to hospitals, nursing homes, clinics and surgical and ambulatory care centers, both on a per diem and a travel basis. We believe our allied healthcare business to be among the largest in the country as measured by revenues. Allied staffing specialties that we staff include diagnostic imaging and radiology technicians, clinical laboratory technicians, rehabilitation specialists, pharmacists and respiratory therapists. The travel nurse staffing portion of our business, which represents approximately 9% of our 2004 fiscal year revenues, provides nurses and surgical technicians to hospitals across the country for assignments lasting over thirteen weeks. The per diem general staffing portion of our business, which represents less than 1% of our 2004 fiscal year revenues, places individuals in a variety of areas including clerical, janitorial and food services.

During the second quarter of 2003, we discontinued our physician staffing operation, and as such, the results of operations from these services are shown separately, as a total amount, in our consolidated statements of operations for all years presented.

National Branch Network

We currently operate an integrated network, which consists of over 125 per diem branches located in over 40 states as of December 26, 2004. Our branches are organized into several geographic regions, each of which is coordinated by a regional director. These branches serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling, and sales and marketing. Each branch is responsible for covering a specific local geographic region. Our typical branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator.

The cost structure of our typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that is easily scaleable to meet increasing demand.

Recruitment and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. Our active pool of professionals was greater than 31,000 in 2004. We typically attract new recruits via word of mouth. Over 80% of our senior operations management have nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and enhances our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

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

•
Leading Continuing Educational Programs. We also offer continuing education courses as a means to improve our pool of nurses as well as to maintain proper compliance. We have a unique relationship with Florida Atlantic University’s College of Nursing. The College of Nursing faculty develops continuing education courses that we offer online through our website. Our nurses can obtain continuing education units (CEUs) that many states require to educate our nurses regarding changing technology and clinical practices. Our courses are fully accredited by the American Nurses Credentialing Center of Excellence and the Florida Board of Nursing.

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2004, we spent approximately 1% of our revenues on recruitment activities. Our recruiting activities include print advertisements in local newspapers and in trade journals, mailings, Internet listings and solicitations at trade conventions.

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

Pre-employment Qualifications. All of our healthcare professionals undergo a rigorous screening process that includes requirements such as a minimum of one year of related work experience and the successful completion of written tests specific to their area of specialty. Each applicant is then interviewed in person by a local branch manager. This sets us apart from our competitors who often do not conduct face-to-face interviews. We also check prior work references, confirm the validity of the applicant’s professional license(s) and screen the applicant for any criminal activity and drug abuse. All of these standards comply with or exceed those required by Occupational Safety & Health Administration (OSHA) and Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Placement and Ongoing Monitoring. Once we have hired a healthcare professional, we enter all of the professional’s data into our database, which tracks any “renewal dates” with respect to licenses and continuing education requirements. Our database also matches our clients’ needs with our available pool of professionals. We strive to place our professionals in facilities where they have previously worked in order to enhance the continuity of our services to our clients. If this is not possible, we provide our professionals with pre-staffing orientation to the facility. By taking these steps, we ensure that the healthcare professional is comfortable with the facility’s physical layout, permanent staff and clinical protocols. We also continually monitor the performance of our professionals through evaluations and client feedback, among other things. In addition, our clients may access our database remotely (via the Internet), which provides them the ability to view the credentials of the professionals being staffed at their facilities.

Sales and Marketing

We have developed a three-pronged approach to our sales and marketing activities in order to address the different levels of decision makers at our clients’ facilities:

Our first level of business development and relationship management is with the purchasing manager, administrator(s) or chief nursing officer at a group of facilities we service. Commonly-owned hospitals, nursing home chains and healthcare group alliances often purchase temporary staffing services for multiple facilities under a single contract, and a single person typically manages the selection process. A senior member of our staff, the regional director and, in certain circumstances, the Executive Vice President of Nurse Per Diem Operations, negotiate contractual terms and pricing with such groups of facilities.

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

Information Systems

Our information system for our per diem staffing operation, for which we hold an exclusive twenty-five year license and which we refer to as MSN HealthWorks, is customized to our recruiting, regulatory credentialing, scheduling and billing needs. Not only is the database used as a management tool, but it is also used by our staffing coordinators in each branch to respond quickly to client questions and requests. MSN HealthWorks’ applications and its supporting infrastructure house and organize all of our client and employee information. Electronic files are maintained on our client facilities, detailing historical and prospective requests for staffing. These files also contain facility-specific procedures and protocols so that we can ensure that our healthcare professionals integrate quickly. Each employee’s electronic file contains the employee’s credentials, test scores, employment record and availability. This data enables our branch-office staff to automatically match open requests with qualified candidates.

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

We have adapted MSN HealthWorks to provide our clients with functionality for budgeting and access to nurse and employee credentials via the Internet

Competition

The temporary healthcare staffing industry is highly competitive. We compete with both national firms and local and regional firms. We compete with these firms to attract nurses and other healthcare professionals as temporary healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to temporary healthcare professionals while they are on assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, quality and scope, price and geographic reach of our services.

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

Some of our large competitors in the temporary healthcare staffing industry include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc. and InteliStaf Healthcare, Inc.

Professional Liability Insurance

We retain the first $1.0 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. We believe this is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with approximately 80% of our clients which state that we will defend, indemnify and hold harmless those clients against any act of omission or willful or reckless acts, including negligence and misconduct. A majority of such agreements are reciprocal.

Trademarks and Service Marks

The service mark “Medical Staffing Network, Inc.” (Name and Logo), which was registered with the U.S. Patent and Trademark Office as of May 6, 2003, and the trade name “Medical Staffing Network” are each owned and licensed from Medical Staffing Network Assets, LLC, our indirectly wholly-owned subsidiary.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Temporary Healthcare Staffing License in the following jurisdictions in which we do business that require such licenses: Connecticut, Delaware, the District of Columbia, Florida, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Jersey, Nevada, North Carolina, Rhode Island, Tennessee, Texas and Washington.

Most of our temporary healthcare professionals are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our professionals possess all necessary licenses and certifications in all material respects. These steps include: each employee must present an original version of a state issued license; we validate each employee’s identity through government issued photo identification; we call or verify online each employee’s license with the applicable state board prior to assignment; and, a copy of the license is maintained in the employee’s personnel file and expiration dates are monitored through MSN HealthWorks.

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

Employees

As of December 26, 2004, we employed 1,132 people in the following areas: 852 in branch and regional operations staff and 280 in corporate office staff. In addition, during 2004 we employed over 31,000 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

Generally, our per diem and travel staff are our employees. However, our certified registered nurse anesthetists and anesthesiologists are, and before discontinuation of our physician staffing business our physicians were, independent contractors. We have not entered into any employment agreements with any of our healthcare professionals.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge in the “Investor Relations” section of our website at www.msnhealth.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

In addition, our website, www.msnhealth.com, includes, free of charge, items related to corporate governance matters, including our Corporate Governance Guidelines, charters of various committees of our Board of Directors and our Code of Business Conduct and Ethics applicable to our employees, officers and directors. A printed copy of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available without charge by sending a written request to: Secretary, Medical Staffing Network Holdings, Inc., 901 Yamato Road, Suite 110, Boca Raton, Florida 33431.

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

We rely significantly on our ability to attract and retain nurses and allied healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, thereby decreasing the potential for growing our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

Contraction of demand for our temporary nurses may continue if unemployment rates remain high or increase and hospital admissions levels remain lower than projected.

Demand for temporary nurses is currently experiencing a period of contraction. Due to the current difficult economic times, while slightly improved over the past year, the unemployment rate remains high, which we believe has resulted in nurses in many households becoming a primary wage earner, and which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Consequently, our service revenues and gross profit margins have been under pressure. In June 2003, we completed a plan to restructure our operations by closing 29 branches. The restructuring was in response to the current contraction in demand for our services and was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives. If these industry trends continue, our revenues and gross profit margins may decline.

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors in the temporary nurse staffing sector are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc. and InteliStaf Healthcare, Inc. Some of our competitors may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients. Furthermore, our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

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

Several state governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has implemented a regulation that limits the hourly rate billable by and payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Several states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

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

JCAHO is creating a set of standards by which to certify healthcare staffing providers. Healthcare staffing companies will be reviewed by JCAHO to ensure that they are compliant with the standards. Healthcare facilities could potentially use only those providers that obtain certification. If we do not meet the standards created by JCAHO, it could potentially have a material effect on our business.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and regulatory credentialing scheduling. They also perform billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and clinical records reliably, pay our staff in a timely fashion and bill for services efficiently.

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

On December 22, 2003, we entered into a new credit facility, consisting of a three-year $65 million asset-based revolving credit facility and a two-year $17 million term loan. On June 25, 2004, we amended the credit facility to reduce the revolver capacity from $65.0 million to $60.0 million. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the term loan. The $5.0 million can not be re-borrowed under the terms of the term loan. On February 24, 2005 we amended the terms of the Senior Credit Facility whereby the term loan was reduced to $6.0 million, the applicable margin for the term loan was reduced to 4.5%, the maturity of the term loan was extended to December 2006 and certain financial covenants were amended. The $6.0 million term loan repayment was funded with borrowings under the Revolver. Our ability to borrow under the new credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material deterioration in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the new credit facility. In such a circumstance, the borrowing availability under the new credit facility may not be sufficient for our capital needs.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals. In some instances, we are required to indemnify our clients against some or all of these risks. A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. We retain the first $1.0 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our healthcare personnel.

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

We provide workers compensation coverage through a program that is partially self-insured. We retain the first $0.5 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount or $12.0 million in aggregate per annum. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation or medical coverage liabilities, our financial results may be adversely affected.

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

Our entry into the general staffing market may not be successful.

During 2004, we expanded our services to provide temporary per diem general staffing. Our success depends on our ability to attract experienced managers and to hire general staffing employees. Competition is strong and there is a risk we may not be able to attract the appropriate individuals to make this venture successful.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, N. Larry McPherson, Patricia G. Donohoe, Lynne Stacy, Judy Johnson, Jan Casford and Pat Layton. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 26, 2004, we had $129.5 million of goodwill, net on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 26, 2004, goodwill represented approximately 61% of our total assets.

Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 20 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. We are currently evaluating our determination of operating segments, which could change the level at which we test for goodwill impairment. A change in the level in which the impairment of goodwill is tested, could result in a noncash impairment charge to earnings, based on the results of the testing performed. We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of December 31, 2001. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to take an impairment charge to earnings, our stock price could be adversely affected.

Our costs of providing housing for nurses and other healthcare personnel in our travel business may be higher than we anticipate and, as a result, our margins could decline.

We currently have approximately 85 apartments on lease throughout the United States. If the costs of renting apartments and furniture for our nurses and other healthcare personnel increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s or other professional’s housing lease exceeds the term of the nurse’s or other professional’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last thirteen weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

Demand for healthcare staffing services is significantly affected by the general level of economic activity and unemployment in the United States.

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

Our executive officers and directors (including their affiliates) control approximately 64% of our outstanding common stock. Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus), owns approximately 48% of our common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Warburg Pincus and certain significant stockholders have demand registration rights to cause us to file, at any time and at our expense, a registration statement under the Securities Act covering resales of their shares. These shares represent approximately 48% of our outstanding common stock, or approximately 14.5 million shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

If provisions in our corporate documents and Delaware law delay or prevent a change in control of our company, we may be unable to consummate a transaction that our stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 15 million shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Applicable Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	actual or anticipated changes in healthcare policy in the United States and internationally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise additional capital;

•	conditions of other healthcare staffing companies or the medical staffing industry generally; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the healthcare staffing industry generally.

Item 2. Properties

Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in over 40 states and over 125 locations as of December 26, 2004. The facilities at our headquarters and at each of our locations are leased. The lease to our headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. As of December 26, 2004, with the exception of our corporate headquarters, we have no material operating leases.

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

On March 29, 2004, a third class action lawsuit brought on behalf of the same class of our stockholders, making claims under the Securities Act similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams, was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Defendants removed this case to the United States District Court for the Southern District of Florida and Plaintiff moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants opposed. On September 16, 2004 the federal district court entered an order granting Plaintiff’s motion to remand. On January 6, 2005, the state court stayed the state court proceedings until further order of the court. The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of Medical Staffing Network's stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the “Complaint”). The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants have filed a motion to dismiss the Complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 26, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE).

	High	Low
2003:
First Quarter	$18.04	$8.40
Second Quarter	$10.80	$6.78
Third Quarter	$9.28	$6.88
Fourth Quarter	$10.65	$7.35
2004
First Quarter	$12.31	$7.10
Second Quarter	$8.82	$5.35
Third Quarter	$7.10	$5.16
Fourth Quarter	$8.75	$5.87

Our common stock has traded on the NYSE under the symbol “MRN” since our initial public offering on April 17, 2002. Prior to that time, there was no public trading market for our common stock.

As of December 26, 2004, there were 24 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 26, 2004.

Item 6. Selected Financial Data

The selected Consolidated Statement of Operations data for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 and the selected Consolidated Balance Sheet data as of December 26, 2004 and December 28, 2003 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected Consolidated Statement of Operations data for the years ended December 30, 2001 and December 31, 2000 and the selected Consolidated Balance Sheet data as of December 29, 2002, December 30, 2001 and December 31, 2000 are derived from our audited consolidated financial statements not included in this annual report. Certain reclassifications have been made to prior year amounts to conform to the 2004 presentation.

In the following tables, we provide you with select consolidated financial data and other operating information of Medical Staffing Network which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes included in this annual report.

	Fiscal Years Ended
	2004	2003(5)	2002(6)	2001(7)	2000(8)
	(in thousands, except percentages and per share data)
Consolidated Statement of Operations Data:
Service revenues(1)	$417,058	$512,985	$478,827	$338,229	$178,375
Cost of services rendered(1)	327,075	398,224	358,394	253,139	133,039
Gross profit	89,983	114,761	120,433	85,090	45,336
Selling, general and administrative expenses	66,576	78,771	70,716	46,793	26,531
Corporate and administrative expenses	15,491	11,748	7,386	6,428	4,711
Depreciation and amortization expenses(2)	6,316	6,773	4,486	5,870	3,796
Recapitalization expenses	-	-	-	7,160	-
Income from operations	1,600	17,469	37,845	18,839	10,298
Loss on early extinguishment of debt(3)	-	3,555	-	4,380	-
Interest expense, net	3,541	4,685	7,603	14,312	5,007
Income (loss) from continuing operations before provision for (benefit from) income taxes	(1,941)	9,229	30,242	147	5,291
Provision for (benefit from) income taxes	(615)	3,708	12,400	1,794	1,931
Income (loss) from continuing operations	(1,326)	5,521	17,842	(1,647)	3,360
Income (loss) from discontinued operations, net of taxes	-	(506)	52	341	160
Net income (loss)	(1,326)	5,015	17,894	(1,306)	3,520
Deduct required dividends on convertible preferred stock(4)	-	-	3,099	1,804	-
Income (loss) available to common stockholders	$(1,326)	$5,015	$14,795	$(3,110)	$3,520
Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.70	$(0.54)	$0.44
Discontinued operations, net of taxes	-	(0.01)	-	0.05	0.02
Basic net income (loss) per share	$(0.04)	$0.17	$0.70	$(0.49)	$0.46
Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.62	$(0.54)	$0.12
Discontinued operations, net of taxes	-	(0.02)	-	0.05	0.01
Diluted net income (loss) per share	$(0.04)	$0.16	$0.62	$(0.49)	$0.13
Weighted average common shares outstanding:
Basic	30,228	30,190	21,177	6,338	7,581
Diluted	30,228	30,807	28,637	6,338	26,817
Other Operating Data:
Number of per diem branches at year end	126	146	181	136	74

	As of Fiscal Years Ended
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$345	$825	$4,595	$11,253	$205
Total assets	210,903	228,870	248,083	162,019	111,836
Total liabilities and redeemable preferred stock	60,877	77,583	102,415	319,741	101,929
Total common stockholders’ equity (deficit)	150,026	151,287	145,668	(157,722)	9,907
___________

(1)
Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (EITF 01-14), requires that reimbursements received for out-of-pocket expenses incurred generally be characterized as revenue in the statement of income. We adopted EITF 01-14 in the quarter ended June 30, 2002. We historically recorded reimbursements for out-of-pocket expenses as net amounts in cost of services rendered in the consolidated statement of operations. In accordance with the transition guidance included in EITF 01-14, our adoption required the reclassification of financial statements for prior periods presented for comparative purposes. There is no change in gross profit as both service revenues and cost of services increased by approximately $4.6 million for the fiscal year ended 2001. There was no impact on service revenue or cost of services rendered in fiscal year ended 2000.

(2)	Pursuant to provisions of SFAS No. 142, in 2002 we ceased amortizing goodwill and certain intangible assets with an indefinite useful life period.

(3)
Pursuant to the provisions of SFAS No. 145, which we adopted December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, related to the October 2001 recapitalization transaction into income from continuing operations.

(4)
Reflects 8% dividends accrued on the Series I Convertible Preferred Stock issued in connection with the recapitalization. This preferred stock was converted into common stock upon completion of our initial public offering.

(5)	Includes post acquisition results of Saber-Salisbury Group acquired in March 2003, which has been accounted for in accordance with the purchase method of accounting.

(6)
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

(7)	Includes the post acquisition results of Excel Staffing Services, Inc. acquired in June 2001, which has been accounted for in accordance with the purchase method of accounting.

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

•	Results of operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations.

•
Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of December 26, 2004.

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

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is substantially fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable. During 2004, we expanded our services to provide temporary general staffing. Our per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. We believe that general staffing compliments our temporary healthcare staffing and makes us a full service provider to our existing clients.

Industry Trends

Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation prohibiting mandatory overtime and other stateshave similar legislation pending. In conjunction with the aforementioned factors, as the economy rebounds, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Acquisitions

In 2004, we made no acquisitions. In 2003, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. In 2002, we purchased substantially all of the assets of seven healthcare staffing companies for an aggregate purchase price of $56.4 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

Discontinued Operations

We discontinued our physician staffing services in the second quarter of 2003. Pursuant to the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in our consolidated statement of operations. For the year ended December 28, 2003, we had a loss from discontinued operations, net of taxes, of approximately $0.5 million. For the year ended December 29, 2002, we had income from discontinued operations, net of taxes, of approximately $0.1 million. Net assets of the discontinued operations were less than approximately $10,000 at December 28, 2003 and consisted solely of current assets. No reclassification of current or prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

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

Loss on Early Extinguishment of Debt

In December 2003, we entered into a new credit facility. The $82.0 million facility was comprised of a three-year $65.0 million revolving credit facility and a two-year $17.0 million term loan. Approximately $60.0 million of proceeds from the credit facility were used to refinance all of our existing debt and to pay financing related fees. The remaining borrowing availability was to be used for working capital and general business purposes. As a result of the prepayment of the facility, we recorded a charge of approximately $3.6 million to write off debt issuance costs associated with the extinguished facility. The charge appears in the line item loss on early extinguishment of debt on the consolidated statement of operations for the year ended December 28, 2003.

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

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. We expect to adopt SFAS No. 123(R) on June 27, 2005, but we have not yet determined if we will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under our plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation (Note 1 to the consolidated financial statements).

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data:

	Fiscal Year Ended
	2004	2003	2002
Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	78.4	77.6	74.8
Gross profit	21.6	22.4	25.2
Selling, general and administrative expenses	16.0	15.4	14.8
Corporate and administrative expenses	3.7	2.3	1.5
Depreciation and amortization expenses	1.5	1.3	1.0
Income from operations	0.4	3.4	7.9
Loss on early extinguishment of debt	-	0.7	-
Interest expense, net	0.9	0.9	1.6
Income (loss) from continuing operations before provision for (benefit from) income taxes	(0.5)	1.8	6.3
Provision for (benefit from) income taxes	(0.2)	0.7	2.6
Income (loss) from continuing operations	(0.3)	1.1	3.7
Income (loss) from discontinued operations, net of taxes	-	(0.1)	-
Net income (loss)	(0.3)	1.0	3.7

Comparison of Year Ended December 26, 2004 to Year Ended December 28, 2003

Service Revenues. Service revenues decreased $95.9 million, or 18.7%, to $417.1 million for the year ended December 26, 2004 as compared to $513.0 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals caused by the current weak demand for temporary healthcare staffing, partially offset by revenues from the acquisition we made in the first quarter of 2003. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem nurse staffing revenues decreased $59.0 million, or 15.9%, to $311.2 million for the year ended December 26, 2004 as compared to $370.2 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing collectively decreased $36.9 million, or 25.8%, to $105.9 million for the year ended December 26, 2004 as compared to $142.8 million for the comparable prior year period. The decrease was the result of a lower number of hours worked by professionals.

Cost of Services Rendered. Cost of services rendered decreased $71.1 million, or 17.9%, to $327.1 million for the year ended December 26, 2004 as compared to $398.2 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals, partially offset by higher compensation and benefits associated with our healthcare professionals.

Gross Profit. Gross profit decreased $24.8 million, or 21.6%, to $90.0 million for the year ended December 26, 2004 as compared to $114.8 million for the comparable prior year period. The decrease was primarily due to the reduction in service revenues coupled with a decrease in gross margin. Gross margin for the year ended December 26, 2004 was 21.6% as compared with 22.4% for the comparable prior year period. The decrease was primarily due to higher benefits and insurance costs associated with our healthcare professionals and other direct costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $66.6 million, or 16.0% of revenues for the year ended December 26, 2004, as compared to $78.8 million, or 15.4% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with locations closed and other cost reduction programs implemented as part of a restructuring initiative that was implemented in the second quarter of 2003. Additionally, the second quarter of 2003 included a $0.8 million restructuring charge associated with the restructuring initiative.

Corporate and Administrative. Corporate and administrative expenses increased to $15.5 million, or 3.7% of revenues for the year ended December 26, 2004, as compared to $11.7 million, or 2.3% of revenues for the comparable prior year period. The increase was primarily due to increased professional fees including those associated with Sarbanes-Oxley implementation and compliance, a charge recorded in the second quarter of 2004 associated with executive severance and search costs and an increase in employee benefits.

Depreciation and Amortization. Depreciation and amortization decreased to $6.3 million for the year ended December 26, 2004, as compared to $6.8 million for the comparable prior year period.

Loss on Early Extinguishment of Debt. There was no loss from the early extinguishment of debt in 2004. There was a loss on early extinguishment of debt of $3.6 million in 2003 due to the December 2003 refinancing.

Interest Expense, Net. Interest expense, net, decreased to $3.5 million for the year ended December 26, 2004 as compared to $4.7 million for the comparable prior year period. The decrease was primarily due to lower average outstanding borrowings.

Provision for (Benefit from) Income Taxes. Our effective income tax benefit rate for the year ended December 26, 2004 was 31.7% as compared to an effective income tax provision rate of 40.2% in the comparable prior year period. The decrease in the effective tax benefit rate is due to nondeductible items having a greater percentage impact on the rate than on the actual tax dollar amount.

Loss from Discontinued Operations, Net of Taxes. There was no loss from discontinued operations for the year ended December 26, 2004 as compared to a loss from discontinued operations, net of taxes, of $0.5 million for the comparable prior year period. In the second quarter of 2003, we discontinued our physician staffing services.

Net Income (Loss). As a result of the above, we incurred a net loss of $1.3 million for the year ended December 26, 2004 as compared to net income of $5.0 million for the comparable prior year period.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.1 million, or 11.4%, from $70.7 million in 2002 to $78.8 million in 2003. As a percentage of revenue, selling, general and administrative expenses were 14.8% and 15.4% for the years ended December 29, 2002 and December 28, 2003, respectively. The increase is primarily attributable to the restructuring initiative completed during the second quarter of 2003, the expansion of the branch-in-branch (BiB) program prior to May 2003, and the acquisitions that the we made in the latter half of 2002 and the early portion of 2003, partially offset by a $3.8 million pre-tax charge we recorded in the fourth quarter of 2002 related to a client bankruptcy.

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

Cash flow from operations was $26.7 million for the year ended December 26, 2004 as compared to $36.7 million for the year ended December 28, 2003. During the year ended December 26, 2004, we used cash generated from operations to repay $24.3 million of borrowings under our senior credit facility and capital lease obligations.

As of December 26, 2004, we had net working capital of $49.9 million as compared to $68.5 million as of December 28, 2003. The decrease was primarily due to a significant reduction in accounts receivable.

Available borrowings under our senior credit facility is an important component of our liquidity. On December 22, 2003, we entered into a new senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term loan (the Term Loan) which was due in December 2005.

On June 25, 2004, we amended the Senior Credit Facility to reduce the Revolver capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Loan by 1.0%. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the Term Loan. The $5.0 million can not be re-borrowed under the terms of the Term Loan. The impact of repaying the higher average interest rate borrowings under the Term Loan, offset partially by the marginally higher interest rates, will reduce the overall cost of capital under the Senior Credit Facility going forward.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (4.7% at December 26, 2004) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (11.8% at December 26, 2004) with interest payable as interest rate contacts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 26, 2004, we were in compliance with all covenants.

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

For the year ended December 26, 2004, the weighted average interest rate for the loans under the Senior Credit Facility was 6.5%. As of December 26, 2004, the blended rate for loans outstanding under the Senior Credit Facility was 7.4%.

As of December 26, 2004, $12.0 million was outstanding on the Term Loan and $19.8 million was outstanding under the Revolver. As of December 26, 2004, an additional $20.6 million was immediately available for borrowing under the Revolver and we had cash and cash equivalents of $0.3 million.

On February 24, 2005 we amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced, the maturity of the Term Loan was extended to December 2006 and certain financial covenants were amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

Capital expenditures were $2.9 million for the year ended December 26, 2004 and were $4.6 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

We believe that our current cash balances, together with borrowing capacity under the Senior Credit Facility and other available sources of liquidity, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 26, 2004 (in thousands):

	Payments due by period
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations	$31,760	$-	$31,760	$-	$-
Operating leases	17,377	4,753	5,432	2,591	4,601
Capital lease obligations	418	385	33	-	-
Total	$49,555	$5,138	$37,225	$2,591	$4,601

Critical Accounting Policies

In response to the Securities and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

•
We have recorded goodwill and other intangibles resulting from our acquisitions through December 26, 2004. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. If we are required to record an impairment charge in the future, it would have an adverse impact on results of operations.

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

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	Our ability to attract and retain qualified nurses and other healthcare personnel;

•	The overall level of demand for services provided by temporary nurses;

•	Our ability to enter into contracts with hospital and healthcare facility clients on terms attractive to us;

•	The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•	The general level of patient occupancy at hospital and healthcare facility clients;

•	The functioning of our information systems;

•	The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•	Our clients’ ability to pay for services;

•	Our ability to successfully implement our acquisition and integration strategies;

•	The effect of liabilities and other claims asserted against us;

•	The effect of competition in the markets we serve; and

•	Our ability to carry out our business strategy.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 26, 2004, we had borrowings of $31.8 million under our credit facility that were subject to variable rates, with a blended rate of 7.4%. As of December 26, 2004, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.3 million on an annual basis.

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

Item 9A. Controls and Procedures

The term "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Controls

The term "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that no changes in internal control over financial reporting occurred during the quarter ended December 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Board Nominees Proposal-Directors and Executive Officers”, “—Class I Directors-Term Expiring 2008”, “—Class III Directors-Term Expiring 2007”, “—Nominees for Class II Directors—Term Expiring 2006”, “—Non-Director Executive Officers”, “—Board of Directors and Committees”, “—Compliance with Section 16(a) of the Exchange Act” and “—Code of Business Conduct and Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Board Nominees Proposal—Board of Directors and Committees”, “Director Compensation,” “—Executive Compensation”, “—Employment Agreements”, and “—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Board Nominees Proposal-Principal Stockholders” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Board Nominees Proposal—Certain Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

3. Exhibits:

See the Exhibit Index on page 33 of this Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ Robert J. Adamson Robert J. Adamson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ N. Larry McPherson N. Larry McPherson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

/s/ Joel Ackerman Joel Ackerman	Director	March 11, 2005

/s/ Anne Boykin Anne Boykin	Director	March 11, 2005

/s/ C. Daryl Hollis C. Daryl Hollis	Director	March 11, 2005

/s/ Philip Incarnati Philip Incarnati	Director	March 11, 2005

/s/ David J. Wenstrup David J. Wenstrup	Director	March 11, 2005

/s/ David Wester David Wester	Director	March 11, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.2
First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.3
Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.4
Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

3.1
Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

3.2
Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

4.1
Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).
10.1
Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.2+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.3+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.4+
Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.5+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.6+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.7+
Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.8+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated August 20, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.9+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 26, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.10+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated August 20, 2001 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.11+
First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated October 26, 2001 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.12+
Termination Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated January 4, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10-K, dated March 5, 2004 (Registration Number 001-31299)).

10.13+
Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Jeffrey Jacobsen, dated November 1, 1999 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.14+
Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 9, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q, dated May 6, 2004 (Registration Number 001-31299)).

10.15+
Separation Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 7, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q, dated August 5, 2004 (Registration Number 001-31299)).

10.16+
Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and N. Larry McPherson, dated August 2, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q, dated November 4, 2004 (Registration Number 001-31299)).

Exhibit No.	Description
10.17+	Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gary Peck, dated March 10, 2005 (filed herewith).
10.18+
Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.19+
Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.20+
2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.21+
Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.22
Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.23
Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.24
Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.25
Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.26
Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.27
Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

Exhibit No	Description
10.28
Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.29
Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

10.30
First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 001-31299)).

10.31
Second Amendment to Credit Agreement, dated February 24, 2005, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 28, 2005 (File No. 001-31299)).

10.32
Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.33
Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.34
Lease Agreement, dated November 22, 1999, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.35
Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.36
Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.37
License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of N. Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
32.1
Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certification of N. Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

___________
+ Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
Contents

Management's Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003	F-5
Consolidated Statements of Operations for the years ended December 26, 2004, December 28, 2003 and December 29, 2002	F-6
Consolidated Statements of Changes in Redeemable Preferred Stock and Common Stockholders’ (Deficit) Equity for the years ended Deecember 29, 2002, December 28, 2003 and December 26, 2004	F-7
Consolidated Statements of Cash Flows for the years ended December 26, 2004, December 28, 2003 and December 29, 2002	F-9
Notes to Consolidated Financial Statements	F-11

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 26, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 26, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 26, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 26, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated February 24, 2005

/s/ Robert J. Adamson	/s/ N. Larry McPherson
Robert J. Adamson Chairman and Chief Executive Officer	N. Larry McPherson Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Medical Staffing Network Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Medical Staffing Network Holdings, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medical Staffing Network Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Medical Staffing Network Holdings, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medical Staffing Network Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Medical Staffing Network Holdings, Inc. and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Staffing Network Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries (the Company) as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, changes in redeemable preferred stock and common stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 26, 2004 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medical Staffing Network Holdings, Inc.’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 24, 2005

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 26,	December 28,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$345	$825
Accounts receivable, net of allowance for doubtful accounts of $1,064 and $1,920 at December 26, 2004 and December 28, 2003, respectively	57,478	68,602
Prepaid expenses	6,406	9,140
Other current assets	4,758	4,645
Total current assets	68,987	83,212
Furniture and equipment, net of accumulated depreciation of $18,650 and $13,112 at December 26, 2004 and December 28, 2003, respectively	8,481	11,377
Goodwill, net of accumulated amortization of $8,545 at both December 26, 2004 and December 28, 2003	129,474	125,028
Intangible assets, net of accumulated amortization of $1,663 and $1,174 at December 26, 2004 and December 28, 2003, respectively	2,438	3,187
Other assets	1,523	6,066
Total assets	$210,903	$228,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,072	$7,048
Accrued payroll and related liabilities	6,597	6,616
Current portion of capital lease obligations	385	1,090
Total current liabilities	19,054	14,754
Long-term debt	31,760	54,978
Deferred income taxes	9,808	7,115
Capital lease obligations, net of current portion	33	418
Other liabilities	222	318
Total liabilities	60,877	77,583
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,231 and 30,209 issued and outstanding at December 26, 2004 and December 28, 2003, respectively	302	302
Additional paid-in capital	284,411	284,346
Accumulated deficit	(134,687)	(133,361)
Total stockholders’ equity	150,026	151,287
Total liabilities and stockholders’ equity	$210,903	$228,870

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Service revenues	$417,058	$512,985	$478,827
Cost of services rendered	327,075	398,224	358,394
Gross profit	89,983	114,761	120,433
Operating expenses:
Selling, general and administrative	66,576	78,771	70,716
Corporate and administrative	15,491	11,748	7,386
Depreciation and amortization	6,316	6,773	4,486
Income from operations	1,600	17,469	37,845
Loss on early extinguishment of debt	-	3,555	-
Interest expense, net	3,541	4,685	7,603
Income (loss) from continuing operations before income taxes	(1,941)	9,229	30,242
Provision for (benefit from) income taxes	(615)	3,708	12,400
Income (loss) from continuing operations	(1,326)	5,521	17,842
Income (loss) from discontinued operations, net of taxes	-	(506)	52
Net income (loss)	(1,326)	5,015	17,894
Deduct required dividends on convertible preferred stock	-	-	3,099
Income (loss) available to common stockholders	$(1,326)	$5,015	$14,795
Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.70
Discontinued operations, net of taxes	-	(0.01)	-
Basic net income (loss) per share	$(0.04)	$0.17	$0.70
Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.62
Discontinued operations, net of taxes	-	(0.02)	-
Diluted net income (loss) per share	$(0.04)	$0.16	$0.62
Weighted average number of common shares outstanding:
Basic	30,228	30,190	21,177
Diluted	30,228	30,807	28,637

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable		Common Stockholders’
	Preferred Stock		Equity (Deficit)
					Additional
	Series I		Common Stock		Paid-in
	Shares	Dollars	Shares	Par	Capital
Balance at December 30, 2001	6,603	$124,617	27	$-	$-
Net income	-	-	-	-	-
Unrealized loss on derivative, net of taxes	-	-	-	-	-
Comprehensive income
Dividends on Series I Convertible Preferred Stock	-	3,099	-	-	-
Conversion of redeemable preferred stock into common stock	(6,603)	(127,716)	21,076	211	127,505
Sale of common stock under public offering, net of expenses	-	-	8,984	90	156,189
Stock subscription payment	-	-	-	-	-
Exercise of stock options	-	-	32	-	154
Balance at December 29, 2002	-	-	30,119	301	283,848
Net income	-	-	-	-	-
Unrealized loss on derivative, net of taxes	-	-	-	-	-
Comprehensive income
Exercise of stock options	-	-	90	1	498
Balance at December 28, 2003	-	-	30,209	302	284,346
Net loss and comprehensive loss	-	-	-	-	-
Exercise of stock options	-	-	22	-	65
Balance at December 26, 2004	-	$-	30,231	$302	$284,411

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT) - (Continued)
(in thousands)

	Common Stockholders’ Equity (Deficit)
	Promissory	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Notes	Loss	Deficit)	Total
Balance at December 30, 2001	$(4,551)	$-	$(153,171)	$(157,722)
Net income	-	-	17,894	17,894
Unrealized loss on derivative, net of taxes	-	(105)	-	(105)
Comprehensive income				17,789
Dividends on Series I Convertible Preferred Stock	-	-	(3,099)	(3,099)
Conversion of redeemable preferred stock into common stock	-	-	-	127,716
Sale of common stock under public offering, net of expenses	-	-	-	156,279
Stock subscription payment	4,551	-	-	4,551
Exercise of stock options	-	-	-	154
Balance at December 29, 2002	-	(105)	(138,376)	145,668
Net income	-	-	5,015	5,015
Unrealized loss on derivative, net of taxes	-	105	-	105
Comprehensive income				5,120
Exercise of stock options	-	-	-	499
Balance at December 28, 2003	-	-	(133,361)	151,287
Net loss and comprehensive loss	-	-	(1,326)	(1,326)
Exercise of stock options	-	-	-	65
Balance at December 26, 2004	$-	$-	$(134,687)	$150,026

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Operating activities
Net income (loss)	$(1,326)	$5,015	$17,894
Loss (income) from discontinued operations, net of taxes	-	506	(52)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	-	3,555	-
Depreciation and amortization	6,316	6,773	4,486
Amortization of debt issuance cost	694	1,094	851
Deferred income taxes	2,568	4,618	1,526
Provision for doubtful accounts	1,213	3,226	6,259
Other	55	91	364
Changes in operating assets and liabilities:
Accounts receivable	9,911	22,396	(28,216)
Prepaid expenses and other current assets	2,511	(5,440)	(2,554)
Other assets	(132)	(564)	(1,395)
Accounts payable and accrued expenses	5,024	(1,458)	(3,039)
Accrued payroll and related liabilities	(19)	(2,787)	(682)
Other liabilities	(96)	194	(1,473)
Cash provided by (used in) continuing operations	26,719	37,219	(6,031)
Cash provided by (used in) discontinued operations	-	(500)	163
Cash provided by (used in) operating activities	26,719	36,719	(5,868)
Investing activities
Cash paid for acquisitions, net of cash acquired	(24)	(10,803)	(58,095)
Purchases of furniture and equipment, net	(1,179)	(3,516)	(4,144)
Capitalized internal software costs	(1,753)	(1,113)	(2,299)
Net cash used in investing activities	(2,956)	(15,432)	(64,538)
Financing activities
Net repayments under revolving credit facility	(18,218)	(15,575)	(2,000)
Proceeds from borrowings on term loan	-	12,000	90,000
Principal payments on term loan	(5,000)	(20,877)	(125,000)
Payment on promissory note and other debt	-	-	(59,354)
Proceeds from sale of common stock, net of issuance costs	-	-	156,279
Proceeds from exercise of stock options	65	499	154
Principal payments under capital lease obligations	(1,090)	(1,104)	(882)
Proceeds from promissory notes	-	-	4,551
Net cash provided by (used in) financing activities	(24,243)	(25,057)	63,748

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Net decrease in cash	$(480)	$(3,770)	$(6,658)
Cash and cash equivalents at beginning of year	825	4,595	11,253
Cash and cash equivalents at end of year	$345	$825	$4,595
Supplemental disclosure of noncash investing and financing activities:
Noncash payment of additional consideration related to an acquisition	$4,161	$-	$-
Noncash receipt of note receivable and interest receivable	$(4,161)	$-	$-
Noncash payoff of extinguished credit facility	$-	$56,123	$-
Purchases of equipment through capital leases	$-	$185	$2,076
Capital leases assumed in connection with acquisitions	$-	$-	$213
Additional consideration to be paid relating to acquisitions	$-	$113	$-
Supplemental disclosures of cash flow information:
Interest paid	$23	$3,982	$4,871
Income taxes paid	$58	$3,394	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company's per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. The Company's temporary healthcare staffing client base includes for-profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company considers the different services described above to be one segment as each of these services relate solely to providing temporary staffing to customers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers. The operating results of the services provided within this segment are reviewed in the aggregate by the Company's chief operating decision maker when making resource allocation decisions and assessing performance of the individual components. The Company does not prepare financial information other than limited information on a branch by branch basis, and as such the chief operating decision maker generally does not review information at any level other than the temporary staffing business in total. Temporary staffing services represent 100% of the Company's consolidated revenue for years ended December 26, 2004, December 28, 2003 and December 29, 2002.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on June 27, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation (below).

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowance for doubtful accounts, the

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determination of required accruals for health, workers compensation and professional liability that are partially self funded and the determination of estimates used in the impairment analysis of goodwill and other intangible assets.

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

The Company’s fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. Each of the years ended December 26, 2004, December 28, 2003 and December 29, 2002 consisted of 52 weeks.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist principally of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors. The Company does not generally require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as management’s past experience with the customer.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging generally from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or their estimated useful lives, whichever is shorter.

Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over its estimated useful life of three years.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset exceeds its fair value. The Company estimates the fair value of the Company (including goodwill) in its entirety, its only reporting unit, based on the market value of the Company’s publicly traded common stock. Using this methodology, the estimated fair value of the Company exceeded its carrying amount and the second step in testing for impairment of goodwill was not necessary. The Company is currently evaluating the determination of operating segments, which could effect the level at which it tests for goodwill impairment. A change in the level in which the impairment of goodwill is tested, may result in a noncash impairment charge to earnings, based on the results of the testing performed. An impairment test is performed annually, in the fourth quarter, or more frequently if circumstances indicate a test is necessary. The Company’s identifiable intangibles are comprised of noncompete agreements, contractor databases, trademarks, trade names and customer relationships (see Note 5). The Company completed its annual impairment test for all intangible assets during the fourth quarter of 2004 and determined that there were no impairment indicators present.

The Company accounts for long-lived assets with definite useful lives pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with a definite useful life is determined by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds the fair value, as measured by projected undiscounted future cash flows. No impairment charges were recorded in any of the years ended December 26, 2004, December 28, 2003 and December 29, 2002.

Reserves for Claims

Workers’ compensation, healthcare benefits and professional liability are provided under self-insured and partially self-funded plans. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation and professional liability based on actuarial computations and the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers’ compensation, healthcare benefits and professional liability will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Debt Issuance Costs

Deferred costs related to the issuance of debt are being amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of $1.7 million, less accumulated amortization of $0.7 million at December 26, 2004, and $1.4 million, less accumulated amortization of $12,000 at December 28, 2003, are recorded in other assets in the consolidated balance sheets.

Revenue Recognition

Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, currently recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during each of the years ended December 26, 2004, December 28, 2003 and December 29, 2002 for stock-based employee compensation awards. The Company follows the accounting and disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, for stock options issued to employees and directors.

The effect of applying the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, to the Company’s options would have the Company recording the following net income (loss) and pro forma net income (loss) per share amounts (in thousands, except per share information):

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Net income (loss) as reported	$(1,326)	$5,015	$17,894
Fair value method of stock based compensation, net of tax	(965)	(1,257)	(1,068)
Pro forma net income (loss)	$(2,291)	$3,758	$16,826
As reported basic income (loss) from continuing operations	$(0.04)	$0.18	$0.70
Discontinued operations, net of taxes	-	(0.01)	-
As reported basic income (loss) per share	$(0.04)	$0.17	$0.70
As reported diluted income (loss) from continuing operations	$(0.04)	$0.18	$0.62
Discontinued operations, net of taxes	-	(0.02)	-
As reported diluted income (loss) per share	$(0.04)	$0.16	$0.62
Pro forma basic income (loss) from continuing operations	$(0.08)	$0.14	$0.65
Discontinued operations, net of taxes	-	(0.02)	-
Pro forma basic income (loss) per share	$(0.08)	$0.12	$0.65
Pro forma diluted income (loss) from continuing operations	$(0.08)	$0.14	$0.59
Discontinued operations, net of taxes	-	(0.02)	-
Pro forma diluted income (loss) per share	$(0.08)	$0.12	$0.59

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Expected life	3 - 8	3 - 8	3 - 8
Risk-free interest rate	4.25% - 4.44%	3.25% - 4.19%	2.02% - 3.68%
Volatility	63%	70%	65%
Dividend yield	0%	0%	0%

Income (Loss) Per Share

In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the 2004 per share calculation because their effect would have been anti-dilutive. See Note 14 for the calculation of income (loss) per share.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivative Financial Instruments

The Company is exposed to market risks arising from changes in interest rates. To protect against such risks, the Company had one derivative financial instrument, an interest rate swap agreement, which is more fully disclosed in Note 17.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. As the Company’s derivative instrument was designated and qualified as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that was attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, was recognized in current earnings during the period of change.

As of December 26, 2004, the Company had no derivative instruments. As of December 28, 2003, the Company marked to market the fair value of the interest rate swap agreement and recorded a loss of approximately $0.1 million. Additionally, in connection with the December 2003 refinancing of the credit facility (see Note 9), the Company wrote off the remaining balance of approximately $0.1 million.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company’s net income (loss) and unrealized income (loss) on the derivative instrument for the years ended December 26, 2004, December 28, 2003 and December 29, 2002.

The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Net income (loss)	$(1,326)	$5,015	$17,894
Other comprehensive income (loss):
Income (loss) on derivative, net of taxes	-	105	(105)
Total comprehensive income (loss)	$(1,326)	$5,120	$17,789

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

2. DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of SFAS No. 144, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of operations for the years ended December 28, 2003 and December 29, 2002. There were no revenues or cost of services rendered from physician staffing services during the year ended December 26, 2004. There were no net assets of the discontinued operations at December 26, 2004. Net assets of the discontinued operations were less than approximately $10,000 at December 28, 2003 and consisted solely of current assets. No reclassification of prior year balance sheet presentation was made to reflect the net assets of the discontinued operations, due to immateriality.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenues, cost of services, gross profit (loss) and income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Years Ended
	December 28,	December 29,
	2003	2002
Service revenues	$495	$4,682
Cost of service revenues	(1,095)	(3,604)
Gross profit (loss)	$(600)	$1,078
Income (loss) before benefit from (provision for) income taxes	$(845)	$88
Benefit from (provision for) income taxes	339	(36)
Income (loss) from discontinued operations, net of taxes	$(506)	$52

3. RESTRUCTURING CHARGE

As announced on June 16, 2003, the Company completed its plan to restructure its operations by closing 29 branches. The restructuring was necessary to adjust the infrastructure the Company had put in place to support multiple growth initiatives and was in response to the current contraction in demand for its services. Approximately 130 branch staff and corporate employees were terminated as part of the restructuring. As a result, in the second quarter of 2003, the Company recorded a pre-tax charge, of approximately $0.8 million, relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 28, 2003. No amounts have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring. A breakdown of the restructuring charge is as follows (in thousands):

Lease termination costs	$390
Office closing costs	164
Employee termination costs	158
Miscellaneous	51
Total	$763

4. ACQUISITIONS

In March 2003, the Company acquired certain assets of Saber-Salisbury Group (SSG), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

In December 2002, the Company acquired substantially all of the assets and certain of the liabilities of Travel Nurse International (TNI), a temporary healthcare staffing company, for approximately $5.5 million in cash, of which approximately $3.5 million was held in escrow, and the potential for additional consideration contingent upon TNI achieving certain financial results. Additionally, $4.0 million was loaned to the seller pursuant to a promissory note in favor of the Company bearing an interest rate of 6% per annum. Approximately $4.0 million and $1.0 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations from its date of acquisition.

In November 2002, the Company acquired substantially all of the assets and certain of the liabilities of Clinical Resource Services, Inc. and Health Search International, Inc. (collectively, CRS/HSI), both of which operate healthcare staffing businesses under common control and ownership, for approximately $13.8 million in cash, of which approximately $2.1 million was held in escrow, with the potential for additional consideration contingent upon CRS/HSI achieving certain financial results. Approximately $12.0 million and $0.5 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations from its date of acquisition.

In October 2002, the Company acquired certain assets and liabilities of B&G Nurse Registry (B&G), a temporary healthcare staffing company, for approximately $8.6 million in cash, of which approximately $1.7 million was held in escrow, and the potential for additional consideration contingent upon B&G achieving certain financial results. Approximately $6.8 million and $0.5 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations from its date of acquisition.

In August 2002, the Company acquired certain assets and liabilities of Pharmstaff, Ltd., a provider of temporary pharmacists and pharmacy technicians to hospitals and other facilities, for approximately $8.5 million in cash, of which approximately $0.4 million was held in escrow, and the potential for additional consideration contingent upon Pharmstaff achieving certain financial results. Approximately $8.5 million was allocated to goodwill. The primary reason for the acquisition was to expand our service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations from its date of acquisition.

In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of STAT Medical Services, Inc. (STAT), a temporary healthcare staffing company, for approximately $10.1 million in cash, of which approximately $2.0 million was held in escrow, and the potential for additional consideration contingent upon STAT achieving certain financial results. Approximately $8.9 million and $0.5 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from its date of acquisition.

In July 2002, the Company acquired substantially all of the assets and certain of the liabilities of Medical Staffing Services, Inc. (MSS), a temporary healthcare staffing company, for approximately $0.8 million in cash, of which $0.2 million was held in escrow, and the potential for additional consideration contingent upon MSS achieving certain financial results. Approximately $0.7 million was allocated to goodwill. The primary reason for the acquisition was to expand our geographic scope of services and market penetration within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from its date of acquisition.

In July 2002, the Company acquired certain assets and liabilities of Pro Med, Inc. (Pro Med), a temporary healthcare staffing company, for approximately $5.1 million in cash, of which approximately $0.5 million was held in escrow, and the potential for additional consideration contingent upon Pro Med achieving certain financial results. Approximately $4.9 million and $0.3 million were allocated to goodwill and certain intangible assets, respectively. The primary reason for the acquisition was to expand our geographic scope of services. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from its date of acquisition.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, during 2004, the Company paid approximately $0.1 million of additional consideration related to prior year acquisitions. In 2004, the Company also had additional consideration pursuant to the TNI acquisition as the earnout amount due under the purchase agreement was set off against the $4.0 million note receivable and associated interest receivable of $0.2 million. In 2003, the Company made no payments of additional consideration related to prior year acquisitions but the Company accrued $0.1 million for additional consideration to be paid. In 2002, the Company paid approximately $1.7 million of additional consideration related to the seven acquisitions.

All acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of the acquired operations from the acquisition dates or from the date the Company assumed substantial control.

The following unaudited pro forma financial information reflects the results of operations for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information, in the schedule below, does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations (in thousands, except per share information):

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Net revenues	$417,058	$515,892	$571,422
Income from operations	1,441	17,754	43,622
Income (loss) from continuing operations	(1,941)	5,690	20,618
Income (loss) from discontinued operations, net of taxes	-	(506)	52
Net income (loss)	(1,326)	5,184	20,670
Net income (loss) available to common shares	(1,326)	5,184	17,571
Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.04)	$0.19	$0.83
Discontinued operations, net of taxes	-	(0.02)	-
Basic net income (loss) per share	$(0.04)	$0.17	$0.83
Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.72
Discontinued operations, net of taxes	-	(0.01)	-
Diluted net income (loss) per share	$(0.04)	$0.17	$0.72

5. GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1, pursuant to the provisions of SFAS No. 142, the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Identifiable intangibles with definite lives are amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. The Company performed its annual review in the fourth quarter of 2004 and determined that there was no impairment of goodwill. The Company will perform its annual impairment review during the fourth quarter of each year.

Goodwill increased by $4.5 million from $125.0 million at December 28, 2003 to $129.5 million at December 26, 2004. The $4.5 million increase is primarily associated with additional consideration relating to the TNI acquisition.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following reflects the changes to goodwill for the years ended December 26, 2004 and December 28, 2003 (in thousands):

	Years Ended
	Dec. 26, 2004	Dec. 28, 2003
Balance at beginning of year	$125,028	$114,437
Goodwill acquired during year	4,446	10,591
Impairment losses	-	-
Goodwill written off related to sale of business unit	-	-
Balance at end of year	$129,474	$125,028

As of December 26, 2004 and December 28, 2003, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows (in thousands):

	December 26, 2004			December 28, 2003
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Noncompete agreements (6-7.5 years)	$3,348	$(1,408)	$1,940	$4,361	$(1,174)	$3,187
Contractor database (5 years)	612	(224)	388	-	-	-
Customer relationships (3 years)	39	(31)	8	-	-	-
Total intangibles subject to amortization	3,999	(1,663)	2,336	4,361	(1,174)	3,187
Intangible assets not subject to amortization:
Trademarks, trade names	102	-	102	-	-	-
Total intangible assets	$4,101	$(1,663)	$2,438	$4,361	$(1,174)	$3,187

During the current year, the Company reevaluated the initial recording of certain of its goodwill and intangible assets. As a result of this reevaluation, the Company reduced the gross value of noncompete agreements by approximately $1.0 million and increased contractor database by $0.6 million, trademarks, trade names by $0.1 million, and customer relationships by less than $0.1 million. The cumulative net effect of these adjustments resulted in an increase to goodwill of approximately $0.3 million and a pre-tax decrease in amortization expense of approximately $0.2 million. Such adjustments were recorded in the fourth quarter of 2004 as they are not material to any period effected.

In 2004 and 2003, the Company did not purchase any intangible assets. The Company recorded amortization expense on intangible assets of $0.5 million, $0.7 million and $0.3 million for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 26, 2004 is as follows (in thousands):

2005	$616
2006	610
2007	596
2008	286
2009	184

6. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following (in thousands):

	December 26,	December 28,
	2004	2003
Leasehold improvements	$1,287	$1,146
Furniture and equipment	14,015	13,211
Internally developed software	8,296	6,560
Equipment held under capital leases	3,533	3,572
Total	27,131	24,489
Less accumulated depreciation and amortization	(18,650)	(13,112)
Furniture and equipment, net	$8,481	$11,377

Accumulated amortization on assets held under capital leases was $3.2 million and $2.2 million at December 26, 2004 and December 28, 2003, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 26,	December 28,
	2004	2003
Insurance related accrued expenses	$7,835	$4,052
Accounts payable	1,694	1,404
Other accrued expenses	1,584	1,128
Other	959	464
Total	$12,072	$7,048

8. INCOME TAXES

As of December 26, 2004, December 28, 2003 and December 29, 2002, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Current income taxes
Federal	$(2,865)	$(819)	$9,787
State	(318)	(91)	1,087
Total current income taxes	(3,183)	(910)	10,874
Deferred income taxes	2,568	4,618	1,526
Provision for (benefit from) income taxes	$(615)	$3,708	$12,400

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 26,	December 28,
	2004	2003
Current deferred tax assets:
Provision for doubtful accounts	$523	$722
State NOL carryforwards	330	-
Accrued expenses	162	168
Total current deferred tax assets	$1,015	$890
Noncurrent deferred tax assets:
Accrued expenses	$154	$-
Noncurrent deferred tax liabilities:
Goodwill and intangible assets	(9,325)	(6,045)
Furniture and equipment	(637)	(1,070)
Total noncurrent deferred tax liabilities	(9,962)	$(7,115)
Total noncurrent deferred tax liabilities, net	$(9,808)	$(7,115)

Current deferred tax assets are included in other current assets in the Company’s consolidated balance sheets. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is required as of December 26, 2004 and December 28, 2003.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
Tax at U.S. statutory rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	3.6	3.6	3.6
Nondeductible items	(10.7)	2.9	1.6
Other, net	4.8	(0.3)	0.8
Effective income tax rate	31.7%	40.2%	41.0%

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. LONG-TERM DEBT

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

On December 22, 2003, the Company entered into a new senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term loan (the Term Loan) which was due in December 2005.

On June 25, 2004, the Company amended the Senior Credit Facility to reduce the Revolver capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Loan by 1.0%. In conjunction with the amendment, on July 1, 2004, the Company repaid $5.0 million of borrowings under the Term Loan. The $5.0 million can not be re-borrowed under the terms of the Term Loan.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (4.7% at December 26, 2004) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (11.8% at December 26, 2004) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 26, 2004, the Company was in compliance with all covenants.

As the borrower under the Senior Credit Facility, the Company’s subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to the Company in the amount of $500,000 in any fiscal year to pay the Company’s operating expenses. This limitation on the Company’s subsidiary’s ability to distribute cash to the Company will limit its ability to obtain and service any additional debt at the holding company level. In addition, the Company’s subsidiary is subject to restrictions under the Senior Credit Facility against incurring additional indebtedness.

On February 24, 2005 the Company amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced to 4.5%, the maturity of the Term Loan was extended to December 2006 and certain financial covenants were amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

As of December 26, 2004, $12.0 million was outstanding on the Term Loan and $19.8 million was outstanding under the Revolver. As of December 26, 2004, an additional $20.6 million was immediately available for borrowing under the Revolver.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of long-term debt as of December 26, 2004 and December 28, 2003 is as follows (in thousands):

	December 26,	December 28,
	2004	2003
Senior facility	$19,760	$37,978
Term loan	12,000	17,000
	31,760	54,978
Less current portion	-	-
	$31,760	$54,978

Scheduled maturities of long-term debt as of December 26, 2004 are as follows (in thousands):

2005	$-
2006	31,760

10. EMPLOYEE BENEFIT PLANS

The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The Plan allows for its participants to defer up to 15% of annual salary up to the adjusted IRS maximum each year. In addition, the plan provides for matching 50% of the participants’ contributions up to a maximum of 7% of the participants’ contribution and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. The Company’s matching contribution was approximately $1.2 million, $1.4 million and $1.1 million for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allows for its participants to defer up to 100% of annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company’s existing 401(k) plan (see above). In addition, the Company will match 50% of the participant’s contributions up to a maximum of 7% of the participant’s contribution, a match that is consistent with the Company’s existing 401(k) plan. Participants may also contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan is a nonqualified funded deferred compensation plan and all participants’ contributions are held in trust in the Company’s name. As such, the Company recorded the fair value of the trust of $0.4 million and $0.1 million, in the other current assets and accounts payable and accrued expenses within the consolidated balance sheets for the years ended December 26, 2004 and December 28, 2003, respectively. The Company’s matching contribution was $0.1 million for the year ended December 26, 2004.

11. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments under capital leases are as follows as of December 26, 2004 (in thousands):

2005	$439
2006	30
2007	4
2008 and thereafter	-
473
Less amount representing interest	(55)
Less amount classified as current	(385)
$33

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 26, 2004 associated with these agreements are as follows (in thousands):

2005	$4,753
2006	3,349
2007	2,083
2008	1,385
2009	1,206
Thereafter	4,601

Total operating lease expense was approximately $5.8 million, $6.3 million and $4.3 million for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

Litigation

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

On March 29, 2004, a third class action lawsuit brought on behalf of the same class of the Company’s stockholders, making claims under the Securities Act similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams, was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Defendants removed this case to the United States District Court for the Southern District of Florida and Plaintiff moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants opposed. On September 16, 2004 the federal district court entered an order granting Plaintiff’s motion to remand. On January 6, 2005, the state court stayed the state court proceedings until further order of the court. The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

On March 2, 2004, another class action complaint was filed against the Company and certain of its directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of the Company's stockholders who purchased stock during the period

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from April 18, 2002 through June 16, 2003. The complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the “Complaint”). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants have a motion to dismiss the Complaint.

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

12. REDEEMABLE PREFERRED STOCK

In October 2001, in connection with a recapitalization, the Company authorized 15.0 million shares of preferred stock, par value $0.01, of which 7.0 million shares were designated as Series I Convertible Preferred Stock. The Series I Convertible Preferred Stock had a stated value of $18.60 and 6.6 million shares were issued in connection with the recapitalization. The holders of the Series I Convertible Preferred Stock were entitled to receive dividends at a rate of 8% per annum of the stated value compounded quarterly, which were cumulative and accrued whether or not declared by the Board of Directors and were payable when and as declared by the Board of Directors pursuant to certain restrictions as defined by the Company’s credit agreement. The Series I Convertible Preferred Stock could be converted at any time, at the option of the holder on a one-for-one basis by the holder upon written notice into fully paid and nonassessable shares of the Company’s common stock at an initial conversion price of $6.06, which was subject to adjustment pursuant to anti-dilution provisions. Upon completion of a Qualified Public Offering (as defined), each share of Series I Convertible Preferred Stock was to be automatically converted into common stock at its then effective conversion price. At any time after October 26, 2009, or upon consummation of a Change in Control (as defined), the holders of the Series I Convertible Preferred Stock could require the Company to redeem any or all of the outstanding shares of the Series I Convertible Preferred Stock at a price in cash equal to the stated value per share plus any accrued but unpaid dividends. As discussed in Note 13, the outstanding shares of Series I Convertible Preferred Stock were converted into 21.1 million shares of common stock in connection with the completion of the Company’s initial public offering on April 23, 2002.

13. COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

Common Shares

On April 12, 2002, the Company approved an amendment to its Certificate of Incorporation increasing the Company’s authorized shares of common stock to 75.0 million shares and a stock split in the form of a stock dividend of 3.069375 for 1, each of which took effect immediately prior to the closing of the Company’s initial

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

public offering. The consolidated financial statements have been restated to give retroactive recognition to the stock split in the prior periods, including all references in the consolidated financial statements to number of shares and per share amounts.

Initial Public Offering

On April 23, 2002, the Company completed its initial public offering of 7.8 million shares of common stock at $19.00 per share. Additionally, the underwriters exercised the over-allotment option of 1.2 million shares, bringing the total number of shares issued to 9.0 million. Total proceeds received by the Company, net of expenses related to the initial public offering were $156.3 million. The proceeds were used to repay $62.9 million of the Company’s outstanding balance under the senior unsecured notes, and approximately $93.4 million of the Company’s outstanding loans under the senior credit facility. Immediately prior to the completion of the initial public offering, the outstanding shares of Series I Preferred Stock were converted into 21.1 million shares of common stock.

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

Stockholders’ Agreement

The Company and certain of its stockholders entered into a stockholders agreement conferring certain rights and restrictions, including among others, restrictions on transfers of shares, rights to acquire shares, and designation of Board of Director seats. This agreement terminated upon the Company’s initial public offering except that:

•
for as long as any investor that is a party to the stockholders agreement beneficially owns at least 20% of the Company’s outstanding shares, the Company is obligated to nominate and use its best efforts to have two individuals designated by that investor elected to its Board of Directors; and

•
for as long as any investor that is a party to the stockholders agreement beneficially owns at least 10% of the Company’s outstanding shares, the Company is obligated to nominate and use its best efforts to have one individual designated by that investor elected to its Board of Directors.

Stock Options

The Company has a stock option plan (the Plan), under which 1.2 million shares of common stock are available for grant. At December 30, 2001, 0.3 million shares were reserved for future issuances under the Plan. The Plan is designed to serve as an incentive for retaining qualified and competent employees. The Compensation Committee of the Board of Directors administers the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Each option is exercisable after the period or periods specified in the option agreement, but no option can be exercised after the expiration of ten years and one day from the date of grant.

The Company’s 2001 Stock Incentive Plan (the 2001 Plan) was adopted by the Board on November 14, 2001. Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees,

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2.3 million shares of common stock. On June 17, 2003 the shareholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 2.8 million. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. The options granted under the 2001 Plan are exercisable upon vesting ratably over time ranging from three to eight years, but no option can be exercised after the expiration of ten years and one day from the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Weighted
	Average
	Shares	Exercise Price
Outstanding at December 30, 2001	2,033,080	$5.55
Granted	243,750	$16.23
Exercised	(32,058)	$2.58
Forfeited	(145,833)	$5.48
Outstanding at December 29, 2002	2,098,939	$6.84
Granted	235,788	$8.94
Exercised	(90,362)	$4.00
Forfeited	(272,304)	$7.21
Outstanding at December 28, 2003	1,972,061	$7.16
Granted	165,000	$7.27
Exercised	(21,633)	$2.22
Forfeited	(222,619)	$10.14
Outstanding at December 26, 2004	1,892,809	$6.88
Exercisable at end of year	1,395,795	$6.60

Weighted Average
Fair Value
Options granted during the year:
Issued at market price	$4.50

Information about options outstanding as of December 26, 2004 is as follows:

	Options Outstanding			Options Exercisable
	Weighted
	Average		Weighted		Weighted
	Remaining		Average		Average
Range of Exercise	Contractual		Exercise		Exercise
Prices	Life (Years)	Shares	Price	Shares	Price
$1.87 to $2.20	5.9	96,195	$2.18	37,636	$2.19
$6.06	6.9	1,408,576	$6.06	1,251,883	$6.06
$7.00 to $10.00	9.5	247,538	$8.18	27,694	$10.00
$14.00 to $21.00	8.2	140,500	$15.96	78,572	$16.12
		1,892,809	$6.88	1,395,795	$6.60

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME (LOSS) PER SHARE

	Years Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
	(in thousands, except per share information)
Numerator:
Net income (loss) before preferred stock dividends	$(1,326)	$5,015	$17,894
Less preferred stock dividends	-	-	3,099
Numerator for basic income (loss) per share-available to common stockholders	(1,326)	5,015	14,795
Effect of dilutive securities:
Add back preferred stock dividends	-	-	3,099
Numerator for diluted income (loss) per share-available to common stockholders	$(1,326)	$5,015	$17,894
Denominator:
Denominator for basic income (loss) per share-weighted-average shares	30,228	30,190	21,177
Effect of dilutive shares:
Employee stock options	-	617	1,289
Convertible preferred stock	-	-	6,171
Dilutive potential common shares	-	617	7,460
Denominator for diluted income (loss) per share-adjusted weighted-average shares and assumed conversions	30,228	30,807	28,637
Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.70
Discontinued operations, net of taxes	-	(0.01)	-
Basic net income (loss) per share	$(0.04)	$0.17	$0.70
Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.04)	$0.18	$0.62
Discontinued operations, net of taxes	-	(0.02)	-
Diluted net income (loss) per share	$(0.04)	$0.16	$0.62

For the year ended December 26, 2004, approximately 1.9 million options were excluded from the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For the years ended December 28, 2003 and December 29, 2002, approximately 0.3 million and approximately 0.2 million incremental options, respectively, were excluded from the denominator for diluted income per share as the impact of conversion was anti-dilutive.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the years ended December 26, 2004, December 28, 2003 and December 29, 2002, the Company billed approximately $3.3 million, $2.2 million and $1.0 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million, at both December 26, 2004 and December 28, 2003.

The Company paid approximately $0.1 million during each of the years ended December 26, 2004, December 28, 2003 and December 29, 2002, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

During 2001, the Company entered into senior unsecured promissory notes of approximately $59.3 million with certain related parties. The senior unsecured promissory notes were repaid in 2002 when the Company completed its initial public offering.

During 2000, certain executives of the Company, pursuant to the Executive Incentive Stock Ownership Plan, executed promissory notes in exchange for restricted common shares. The promissory notes were repaid in full by the executives in 2002 (see Note 13).

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration of maturity. The carrying amounts of the revolving credit note and term note approximate fair value because the interest rate is tied to a quoted variable index.

17. INTEREST RATE SWAP

The Company’s former senior credit facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective December 24, 2001, the Company entered into an interest rate swap agreement (the Swap Agreement) with a financial institution. The Swap Agreement involved the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate, which was reset quarterly and the payment of fixed interest rate payments of 4.34% over the life of the Swap Agreement without an exchange of the underlying notional amount, which was set at $50.0 million. The interest rate swap was scheduled to mature on December 24, 2004.

The Company entered into the Swap Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation and not for trading purposes. Any differences paid or received under the terms of the Swap Agreement were recognized as adjustments to interest expense over the life of the interest rate swap, thereby adjusting the effective interest rate on the underlying debt obligation.

The Swap Agreement was terminated on May 9, 2002 with the Company incurring a charge of approximately $0.5 million. The charge was amortized over the remaining life of the underlying debt agreement. As the underlying debt agreement was repaid in full in December 2003, the Company recorded a charge of approximately $0.1 million to write off the remaining unamortized balance.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2004 and 2003. This information was derived from unaudited interim financial statements that have been prepared on a basis consistent with the consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
(in thousands, except per share amounts)	Dec. 26,	Sept. 26,	June 27,	Mar. 28,	Dec. 28,	Sept. 28,	June 29,	Mar. 30,
	2004	2004	2004	2004	2003 (1)	2003	2003	2003
Service revenues	$98,459	$106,204	$106,002	$106,393	$107,831	$123,686	$137,455	$144,013
Gross profit	22,099	23,037	22,678	22,169	24,159	26,539	29,492	34,571
Income (loss) from continuing operations	(78)	288	(939)	(597)	(1,623)	1,097	737	5,310
Loss from discontinued operations, net of taxes	-	-	-	-	-	-	(402)	(104)
Net income (loss)	(78)	288	(939)	(597)	(1,623)	1,097	335	5,206
Income (loss) per share - basic:
Income (loss) from continuing operations	-	0.01	(0.03)	(0.02)	(0.05)	0.04	0.02	0.18
Discontinued operations, net of taxes	-	-	-	-	-	-	(0.01)	(0.01)
Basic net income (loss) per share	-	0.01	(0.03)	(0.02)	(0.05)	0.04	0.01	0.17
Income (loss) per share - diluted:
Income (loss) from continuing operations	-	0.01	(0.03)	(0.02)	(0.05)	0.04	0.02	0.17
Discontinued operations, net of taxes	-	-	-	-	-	-	(0.01)	-
Diluted net income (loss) per share	-	0.01	(0.03)	(0.02)	(0.05)	0.04	0.01	0.17
___________

(1)	Includes a noncash pre-tax charge of $3.6 million resulting from the write-off of certain fees associated with the early extinguishment of a former credit facility.

19. SUBSEQUENT EVENT

On February 24, 2005 the Company amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced to 4.5%, the maturity of the Term Loan was extended to December 2006 and certain financial covenants were amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Staffing Network Holdings, Inc.

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 26, 2004 and December 28, 2003, and for each of the three years in the period ended December 26, 2004, and have issued our report thereon dated February 24, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 24, 2005

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at	Charged to	Writeoffs	Balance at
	Beginning	Costs and	And	End
Description	of Period	Expenses	Adjustments	of Period
Allowance for doubtful accounts:
Year ended December 29, 2002	$2,182	$6,259	$(5,684)	$2,757
Year ended December 28, 2003	$2,757	$3,226	$(4,063)	$1,920
Year ended December 26, 2004	$1,920	$1,213	$(2,069)	$1,064

S-2