Form 10-Q
period 2005-03-27
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2005-05-05
CIK 1163958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Yamato Road
Suite 110
Boca Raton, Florida 33431
(Address of principal executive offices)
(Zip Code)

(561) 322-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,232,751 shares of common stock, par value $0.01 per share, were outstanding as of May 3, 2005.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27,	December 26,
	2005	2004
(in thousands, except per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$501	$345
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $1,064 at March 27, 2005 and December 26, 2004, respectively	57,648	57,478
Prepaid expenses	6,810	6,406
Other current assets	5,081	4,758
Total current assets	70,040	68,987
Furniture and equipment, net of accumulated depreciation of $19,869 and $18,650 at March 27, 2005 and December 26, 2004, respectively	8,317	8,481
Goodwill, net of accumulated amortization of $8,545 at both March 27, 2005 and December 26, 2004	129,474	129,474
Intangible assets, net of accumulated amortization of $1,817 and $1,663 at March 27, 2005 and December 26, 2004, respectively	2,284	2,438
Other assets	1,461	1,523
Total assets	$211,576	$210,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,342	$12,072
Accrued payroll and related liabilities	8,164	6,597
Current portion of capital lease obligations	224	385
Total current liabilities	20,730	19,054
Long-term debt	30,967	31,760
Deferred income taxes	10,605	9,808
Capital lease obligations, net of current portion	10	33
Other liabilities	225	222
Total liabilities	62,537	60,877
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 75,000 shares authorized: 30,232 and 30,231 shares issued and outstanding at March 27, 2005 and December 26, 2004, respectively	302	302
Additional paid-in capital	284,414	284,411
Accumulated deficit	(135,677)	(134,687)
Total stockholders’ equity	149,039	150,026
Total liabilities and stockholders’ equity	$211,576	$210,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2005	2004
(in thousands, except per share amounts)
Service revenues	$100,576	$106,393
Cost of services rendered	79,132	84,224
Gross profit	21,444	22,169
Operating expenses:
Selling, general and administrative	17,082	17,262
Corporate and administrative	3,775	3,278
Depreciation and amortization	1,468	1,647
Loss from operations	(881)	(18)
Interest expense, net	797	960
Loss before benefit from income taxes	(1,678)	(978)
Benefit from income taxes	(688)	(381)
Net loss	$(990)	$(597)
Basic and diluted net loss per share	$(0.03)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	30,231	30,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 27, 2005	March 28, 2004
Operating activities
Net loss	$(990)	$(597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,468	1,647
Amortization of debt issuance cost	176	160
Deferred income taxes	245	768
Provision for doubtful accounts	151	397
Changes in operating assets and liabilities:
Accounts receivable	(321)	3,892
Prepaid expenses and other current assets	(177)	(1,431)
Other assets	(95)	58
Accounts payable and accrued expenses	252	1,445
Accrued payroll and related liabilities	1,567	1,880
Other liabilities	3	(6)
Cash provided by operating activities	2,279	8,213
Investing activities
Purchases of furniture and equipment	(631)	(375)
Capitalized internal software costs	(518)	(293)
Cash used in investing activities	(1,149)	(668)
Financing activities
Net repayments under revolving credit facility	(793)	(7,344)
Principal payments under capital lease obligations	(184)	(284)
Proceeds from exercise of stock options	3	47
Cash used in financing activities	(974)	(7,581)
Net increase (decrease) in cash and cash equivalents	156	(36)
Cash and cash equivalents at beginning of period	345	825
Cash and cash equivalents at end of period	$501	$789
Supplemental disclosures of cash flow information:
Interest paid	$6	$23
Income taxes paid, net	$52	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company's per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. The Company's temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company's consolidated revenue for the three months ended March 27, 2005 and March 28, 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

The condensed consolidated balance sheet as of December 26, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company is currently evaluating its determination of operating segments, which could change the reporting unit level at which it tests for goodwill impairment. Any change in the reporting unit level would occur in the future when the Company completes the evaluation and could result in a noncash impairment charge to earnings, based on the results of the testing performed. If the Company is required to record an impairment charge in the future, it would have an adverse impact on results of operations.

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 26, 2004 (File No. 001-31299).

2. Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on December 26, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation Plans (see Note 3).

3. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three months ended March 27, 2005 and March 28, 2004 for stock-based employee compensation awards.

Application of the fair value method prescribed by FASB SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to the Company’s options would require the Company to record the following pro forma net loss and net loss per share amounts (in thousands, except per share amounts):

	Three Months Ended
	March 27,	March 28,
	2005	2004
Net loss as reported	$(990)	$(597)
Fair value method of stock based compensation, net of tax	(155)	(354)
Pro forma net loss	$(1,145)	$(951)
As reported:
Basic and diluted loss per share	$(0.03)	$(0.02)
Pro forma:
Basic and diluted loss per share	$(0.04)	$(0.03)

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 27,	March 28,
	2005	2004
Expected life	3 - 8	3 - 8
Risk-free interest rate	4.05%	3.25% - 4.19%
Volatility	63%	70%
Dividend yield	0%	0%

4. LONG-TERM DEBT

On December 22, 2003, the Company entered into a senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term loan (the Term Loan) which was due in December 2005.

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

On February 24, 2005, the Company amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced, the maturity of the Term Loan was extended to December 2006, the availability reserve was reduced to $5.0 million and certain financial covenants were amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (5.5% at March 27, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (7.5% at March 27, 2005) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of March 27, 2005, the Company was in compliance with all covenants.

As of March 27, 2005, $6.0 million was outstanding on the Term Loan and $25.0 million was outstanding under the Revolver and an additional $17.7 million was immediately available for borrowing under the Revolver.

5. COMPREHENSIVE LOSS

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive loss for the three months ended March 27, 2005 and March 28, 2004.

6. LOSS PER SHARE

	Three Months Ended
	March 27,	March 28,
(in thousands, except per share amounts)	2005	2004
Numerator:
Numerator for basic and diluted loss per share	$(990)	$(597)
Denominator:
Denominator for basic and diluted loss per share	30,231	30,221
Effect of dilutive shares:
Employee stock options	-	-
Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	30,231	30,221
Basic and diluted loss per share	$(0.03)	$(0.02)

For the three months ended March 27, 2005 and March 28, 2004, 2.0 million and 1.9 million options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

7. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended March 27, 2005 and March 28, 2004, the Company billed approximately $0.8 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both March 27, 2005 and December 26, 2004.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During each of the three months ended March 27, 2005 and March 28, 2004, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at both March 27, 2005 and December 26, 2004.

The Company paid less than $0.1 million during each of the three months ended March 27, 2005 and March 28, 2004, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

8. SUBSEQUENT EVENT

On March 31, 2005, the Company acquired certain assets of Quality Medical Professionals (QMP), a temporary healthcare staffing company, for approximately $1.0 million in cash. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. QMP’s results of operations will be included in the condensed consolidated statement of operations beginning April 1, 2005, the date when the Company assumed control.

9. CONTINGENCIES

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against the Company in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002. These lawsuits also named as defendants certain of the Company’s directors and executive officers (collectively with the Company, the Defendants). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company’s initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (the Securities Act). The complaints seek compensatory damages as well as costs and attorney fees.

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

On March 2, 2004, another class action complaint was filed against the Company and certain of its directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of the Company's stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants have a motion to dismiss the Complaint.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended March 27, 2005 relative to the three months ended March 28, 2004 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of March 27, 2005.

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

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is substantially fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that is easily scalable. During 2004, we expanded our services to provide temporary general staffing. Our general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. We believe that general staffing compliments our temporary healthcare staffing and makes us a full service provider to our existing clients.

Industry Trends

Service revenues and gross profit margins have been under pressure as demand for temporary nurses is currently going through a period of contraction. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment, further adding to the already challenging task of recruitment. Additionally, hospitals are experiencing sluggish admissions trends and continue to place greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Service Revenues

Our temporary staffing services represent 100% of our consolidated revenue for the three months ended March 27, 2005 and March 28, 2004. Approximately 75% of our revenues for the three months ended March 27, 2005 was derived from per diem nurse staffing. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented approximately 18% of our revenues for the three months ended March 27, 2005. Travel nurse staffing (assignments lasting no more than thirteen weeks) represented approximately 6% of our revenues for the three months ended March 27, 2005. General staffing represented approximately 1% of our revenues for three months ended March 27, 2005.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) on December 26, 2005, but have not yet determined if we will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under our plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation Plans (see Note 3 to the condensed consolidated financial statements).

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended
	March 27,	March 28,
	2005	2004
Service revenues	100.0%	100.0%
Cost of services rendered	78.7	79.2
Gross profit	21.3	20.8
Selling, general and administrative	17.0	16.2
Corporate and administrative	3.8	3.1
Depreciation and amortization	1.4	1.5
Loss from operations	(0.9)	(0.0)
Interest expense, net	0.8	0.9
Loss before benefit from income taxes	(1.7)	(0.9)
Benefit from income taxes	(0.7)	(0.3)
Net loss	(1.0)	(0.6)

Comparison of Three Months Ended March 27, 2005 to Three Months Ended March 28, 2004

Service Revenues. Service revenues decreased $5.8 million, or 5.5%, to $100.6 million for the three months ended March 27, 2005 as compared to $106.4 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals caused by unfulfilled open orders resulting from the current supply constrained environment. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem nurse staffing revenues decreased $5.1 million, or 6.4%, to $74.8 million for the three months ended March 27, 2005 as compared to $79.9 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing collectively decreased $0.7 million, or 2.6%, to $25.8 million for the three months ended March 27, 2005 as compared to $26.5 million for the comparable prior year period. The decrease was the result of a lower number of hours worked by professionals, partially offset by revenues from general staffing which we did not offer our clients in the first quarter of 2004.

Cost of Services Rendered. Cost of services rendered decreased $5.0 million, or 6.0%, to $79.2 million for the three months ended March 27, 2005 as compared to $84.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals.

Gross Profit. Gross profit decreased $0.8 million, or 3.3%, to $21.4 million for the three months ended March 27, 2005 as compared to $22.2 million for the comparable prior year period. The decrease was primarily due to the reduction in service revenues, partially offset by an increase in gross margin. Gross margin for the three months ended March 27, 2005 was 21.3% as compared with 20.8% for the comparable prior year period.  The increase was primarily due to more favorable workers compensation and professional liability claims experience.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $17.1 million, or 17.0% of revenues for the three months ended March 27, 2005, as compared to $17.3 million, or 16.2% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with cost reduction programs implemented during 2004.

Corporate and Administrative. Corporate and administrative expenses increased to $3.8 million, or 3.8% of revenues for the three months ended March 27, 2005, as compared to $3.3 million, or 3.1% of revenues for the comparable prior year period. The increase was primarily due to increased professional fees.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 27, 2005 was $1.5 million, as compared to $1.6 million for the comparable prior year period.

Interest Expense, Net. Interest expense, net, decreased to $0.8 million for the three months ended March 27, 2005, as compared to $1.0 million for the comparable prior year quarter. The decrease was primarily due to lower average outstanding borrowings.

Benefit from Income Taxes. Our effective income tax benefit rate for the three months ended March 27, 2005 was 41.0% as compared to 39.0% in the comparable prior year period. The increase in the effective tax benefit rate is due to nondeductible items having a larger percentage impact on the rate than on the actual tax dollar amount.

Net Loss. As a result of the above, net loss increased to $1.0 million for the three months ended March 27, 2005 as compared to net loss of $0.6 million for the comparable prior year period.

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

Cash flow from operations was $2.3 million for the three months ended March 27, 2005 as compared to $8.2 million for the three months ended March 28, 2004. During the three months ended March 27, 2005, we used cash generated from operations to repay $1.0 million of borrowings under our senior credit facility and capital lease obligations and $1.1 million to fund capital expenditures.

As of March 27, 2005, we had net working capital of $49.3 million as compared to $49.9 million as of December 26, 2004.

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

On February 24, 2005, we amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced, the maturity of the Term Loan was extended to December 2006, the availability reserve was reduced to $5.0 million and certain financial covenants were amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the

Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (5.5% at March 27, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (7.5% at March 27, 2005) with interest payable as interest rate contacts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of March 27, 2005, we were in compliance with all covenants.

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

For the three months ended March 27, 2005, the weighted average interest rate for the loans under the Senior Credit Facility was 7.2%. As of March 27, 2005, the blended rate for loans outstanding under the Senior Credit Facility was 5.9%.

As of March 27, 2005, $6.0 million was outstanding on the Term Loan and $25.0 million was outstanding under the Revolver. As of March 27, 2005, an additional $17.7 million was immediately available for borrowing under the Revolver and we had cash and cash equivalents of $0.5 million.

Capital expenditures were $1.1 million for the three months ended March 27, 2005 and $0.7 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

Long-term debt obligations have decreased to $31.0 million as of March 27, 2005 since we repaid $0.8 million during the first three months of 2005. No material changes have occurred with regards to operating leases and capital lease obligations since December 26, 2004.

Critical Accounting Policies

In response to the Security and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in the Form 10-K for the year ended December 26, 2004.

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

•
We have recorded goodwill and other intangibles resulting from our acquisitions through December 26, 2004. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. We are currently evaluating our determination of operating segments, which could change the reporting unit level at which we test for goodwill impairment. Any change in the reporting unit level would occur in the future when we complete the evaluation and could result in a noncash impairment charge to earnings, based on the results of the testing performed. If we are required to record an impairment charge in the future, it would have an adverse impact on results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On March 27, 2005, we had borrowings of $31.0 million under our credit facility that were subject to variable rates, with a blended rate of 5.9%. As of March 27, 2005, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.3 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that we will not be adversely affected by inflation in the future.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and Chief Financial Officer, N. Larry McPherson, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal control over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002. These lawsuits also named as defendants certain of our directors and executive officers (collectively with Medical Staffing Network, the Defendants). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (the Securities Act). The complaints seek compensatory damages as well as costs and attorney fees.

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

On March 2, 2004, another class action complaint was filed against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of Medical Staffing Network's stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants have filed a motion to dismiss the Complaint.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 5, 2005	By:/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 5, 2005	By:/s/ N. Larry McPherson
N. Larry McPherson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of N. Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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