Form 10-Q
period 2005-06-26
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2005-08-04
CIK 1163958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,234,576 shares of common stock, par value $0.01 per share, were outstanding as of August 2, 2005.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	December 26,
	2005	2004
(in thousands, except per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264	$345
Accounts receivable, net of allowance for doubtful accounts of $919 and $1,064 at June 26, 2005 and December 26, 2004, respectively	57,400	57,478
Prepaid expenses	7,682	6,406
Other current assets	5,394	4,758
Total current assets	70,740	68,987
Furniture and equipment, net of accumulated depreciation of $20,684 and $18,650 at June 26, 2005 and December 26, 2004, respectively	7,743	8,481
Goodwill, net of accumulated amortization of $8,545 at both June 26, 2005 and December 26, 2004	129,878	129,474
Intangible assets, net of accumulated amortization of $2,010 and $1,663 at June 26, 2005 and December 26, 2004, respectively	2,529	2,438
Other assets	1,702	1,523
Total assets	$212,592	$210,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,442	$12,072
Accrued payroll and related liabilities	6,761	6,597
Current portion of capital lease obligations	138	385
Total current liabilities	21,341	19,054
Long-term debt	30,340	31,760
Deferred income taxes	11,314	9,808
Capital lease obligations, net of current portion	8	33
Other liabilities	279	222
Total liabilities	63,282	60,877
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 75,000 shares authorized: 30,233 and 30,231 shares issued and outstanding at June 26, 2005 and December 26, 2004, respectively	302	302
Additional paid-in capital	284,422	284,411
Accumulated deficit	(135,414)	(134,687)
Total stockholders’ equity	149,310	150,026
Total liabilities and stockholders’ equity	$212,592	$210,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
(in thousands, except per share amounts)
Service revenues	$101,872	$106,002	$202,448	$212,395
Cost of services rendered	79,048	83,324	158,180	167,548
Gross profit	22,824	22,678	44,268	44,847
Operating expenses:
Selling, general and administrative	20,392	21,339	41,249	41,879
Depreciation and amortization	1,374	1,650	2,842	3,297
Income (loss) from operations	1,058	(311)	177	(329)
Interest expense, net	655	1,011	1,452	1,971
Income (loss) before provision for (benefit from) income taxes	403	(1,322)	(1,275)	(2,300)
Provision for (benefit from) income taxes	140	(383)	(548)	(764)
Net income (loss)	$263	$(939)	$(727)	$(1,536)
Basic and diluted net income (loss) per share	$0.01	$(0.03)	$(0.02)	$(0.05)
Weighted average number of common shares outstanding:
Basic	30,233	30,230	30,232	30,226
Diluted	30,290	30,230	30,232	30,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 26, 2005	June 27, 2004
Operating activities
Net loss	$(727)	$(1,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,842	3,297
Amortization of debt issuance cost	329	320
Deferred income taxes	993	1,573
Provision for doubtful accounts	139	550
Other	-	55
Changes in operating assets and liabilities:
Accounts receivable	339	8,129
Prepaid expenses and other current assets	(1,533)	(1,100)
Other assets	(590)	(199)
Accounts payable and accrued expenses	2,317	3,756
Accrued payroll and related liabilities	164	1,423
Other liabilities	57	(13)
Cash provided by operating activities	4,330	16,255
Investing activities
Cash paid for acquisitions, net of cash acquired	(1,000)	(24)
Purchases of furniture and equipment	(1,002)	(756)
Capitalized internal software costs	(727)	(669)
Cash used in investing activities	(2,729)	(1,449)
Financing activities
Repayments of term note	(6,000)	-
Net borrowings (repayments) under revolving credit facility	4,580	(12,737)
Principal payments under capital lease obligations	(273)	(564)
Proceeds from exercise of stock options	11	47
Cash used in financing activities	(1,682)	(13,254)
Net increase (decrease) in cash and cash equivalents	(81)	1,552
Cash and cash equivalents at beginning of period	345	825
Cash and cash equivalents at end of period	$264	$2,377
Supplemental disclosures of cash flow information:
Interest paid	$11	$42
Income taxes paid, net	$52	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company's per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. The Company's temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company's consolidated revenue for the three and six months ended June 26, 2005 and June 27, 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on December 26, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and income (loss) per share in Stock-Based Compensation Plans (see Note 3).

3. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three and six months ended June 26, 2005 and June 27, 2004 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to the Company’s options would require the Company to record the following pro forma net income (loss) and net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income (loss) as reported	$263	$(939)	$(727)	$(1,536)
Fair value method of stock based compensation, net of taxes	(147)	(191)	(302)	(545)
Pro forma net income (loss)	$116	$(1,130)	$(1,029)	$(2,081)
As reported:
Basic and diluted net income (loss)	$0.01	$(0.03)	$(0.02)	$(0.05)
Pro forma:
Basic and diluted net income (loss)	$-	$(0.04)	$(0.03)	$(0.07)

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Expected life in years	3 - 8	3 - 8	3 - 8	3 - 8
Risk-free interest rate	4.41%	3.25% - 4.44%	4.05% - 4.41%	3.25% - 4.44$
Volatility	62%	67%	62%	67%
Dividend yield	0%	0%	0%	0%

4. ACQUISITION

On March 31, 2005, the Company acquired certain assets of Quality Medical Professionals (QMP), a California based temporary allied healthcare staffing company, for approximately $1.0 million in cash, of which approximately $0.1 million was held in escrow, and the potential for additional consideration contingent upon QMP achieving certain financial results in the future. Approximately $0.4 million, $0.2 million, $0.1 million and $0.1 million of the purchase price was allocated to goodwill, customer contracts (two-year useful life), contractor databases (five-year useful life) and a noncompete agreement (six-year useful life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and, accordingly, the results of operations have been included in the condensed consolidated statement of operations beginning from April 1, 2005, the date when the Company assumed control.

5. LONG-TERM DEBT

On December 22, 2003, the Company entered into a senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term loan (the Term Loan) which was originally due in December 2005.

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (5.7% at June 26, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (7.5% at June 26, 2005) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of June 26, 2005, the Company was in compliance with all covenants.

As of June 26, 2005, $6.0 million was outstanding on the Term Loan and $24.3 million was outstanding under the Revolver and an additional $18.1 million was immediately available for borrowing under the Revolver.

6. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three and six months ended June 26, 2005 and June 27, 2004.

7. INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$263	$(939)	$(727)	$(1,536)
Denominator:
Denominator for basic and diluted income (loss) per share	30,233	30,230	30,232	30,226
Effect of dilutive shares:
Employee stock options	57	-	-	-
Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,290	30,230	30,232	30,226
Basic and diluted net income (loss) per share	$0.01	$(0.03)	$(0.02)	$(0.05)

For the three months ended June 26, 2005, 2.0 million incremental options were excluded from the denominator for diluted income (loss) per share as the impact of conversion is anti-dilutive. For the six months ended June 26, 2005 and for both the three and six months ended June 27, 2004, 2.0 million and 1.9 million options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

8. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended June 26, 2005 and June 27, 2004, the Company billed approximately $0.6 million and $0.9 million, respectively, for its services. During each of the six months ended June 26, 2005 and June 27, 2004, the Company billed approximately $1.4 million and $1.7 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.2 million and $0.3 million at June 26, 2005 and December 26, 2004, respectively.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During each of the three months ended June 26, 2005 and June 27, 2004, the Company billed approximately $0.1 million for its services. During the six months ended June 26, 2005 and June 27, 2004, the Company billed approximately $0.1 million and $0.2 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at June 26, 2005 and December 26, 2004.

The Company paid less than $0.1 million during each of the three and six months ended June 26, 2005 and June 27, 2004, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 26, 2005 relative to the three and six months ended June 27, 2004 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of June 26, 2005.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as demand for temporary nurses has been in a period of contraction. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment, further adding to the already challenging task of recruitment. Additionally, hospitals are experiencing sluggish admissions trends and continue to place greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisition

In the first six months of 2005, we purchased certain assets of one healthcare staffing company for an aggregate purchase price of $1.0 million. The acquisition was accounted for as a purchase and, accordingly, the results of the acquired business were included in our condensed consolidated financial statements from the date we assumed control. In the first six months of 2004, we made no acquisitions.

Service Revenues

Our temporary staffing services represent 100% of our consolidated revenue for the three and six months ended June 26, 2005 and June 27, 2004. Approximately 73% and 75% of our revenues for the six months ended June 26, 2005 and June 27, 2004, was derived from per diem nurse staffing, respectively. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented approximately 19% and 16% of our revenues for the six months ended June 26, 2005 and June 27, 2004, respectively. Travel nurse staffing (assignments typically lasting thirteen weeks) represented approximately 6% and 9% of our revenues for the six months ended June 26, 2005 and June 27, 2004, respectively. General staffing represented approximately 2% of our revenues for the six months ended June 26, 2005. The Company did not provide general staffing services during the six months ended June 27, 2004.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) on December 26, 2005, but have not yet determined if we will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under our plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and income (loss) per share in Stock-Based Compensation Plans (see Note 3 to the condensed consolidated financial statements).

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	77.6	78.6	78.1	78.9
Gross profit	22.4	21.4	21.9	21.1
Selling, general and administrative	20.0	20.2	20.4	19.7
Depreciation and amortization	1.4	1.5	1.4	1.6
Income (loss) from operations	1.0	(0.3)	0.1	(0.2)
Interest expense, net	0.6	0.9	(0.7)	0.9
Income (loss) before provision for (benefit from) income taxes	0.4	(1.2)	(0.6)	(1.1)
Provision for (benefit from) income taxes	0.1	(0.3)	(0.2)	(0.4)
Net income (loss)	0.3	(0.9)	(0.4)	(0.7)

Comparison of Three Months Ended June 26, 2005 to Three Months Ended June 27, 2004

Service Revenues. Service revenues decreased $4.1 million, or 3.9%, to $101.9 million for the three months ended June 26, 2005 as compared to $106.0 million for the comparable prior year period. The decrease was due to a lower number of hours worked by healthcare professionals caused by unfilled open orders resulting from the current supply constrained environment. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem nurse staffing revenues decreased $5.4 million, or 7.0%, to $73.5 million for the three months ended June 26, 2005 as compared to $78.9 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing collectively increased $1.3 million, or 5.1%, to $28.4 million for the three months ended June 26, 2005 as compared to $27.1 million for the comparable prior year period. The increase was the result of revenues of $1.2 million from the acquisition we made during the second quarter of 2005 and revenues from general staffing which we did not provide to our clients in the second quarter of 2004, partially offset by a lower number of hours worked by professionals.

Cost of Services Rendered. Cost of services rendered decreased $4.2 million, or 5.1%, to $79.1 million for the three months ended June 26, 2005 as compared to $83.3 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals, partially offset by improved self insurance claims experience.

Gross Profit. Gross profit increased $0.1 million, or 0.6%, to $22.8 million for the three months ended June 26, 2005 as compared to $22.7 million for the comparable prior year period. The increase was primarily due to an increase in gross margin, partially offset by the reduction in service revenues. Gross margin for the three months ended June 26, 2005 was 22.4% as compared with 21.4% for the comparable prior year period. The increase was primarily due to improved self insurance claims experience and a modest improvement in the bill to pay rate spread.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $20.4 million, or 20.0% of revenues for the three months ended June 26, 2005, as compared to $21.3 million, or 20.2% of revenues for the comparable prior year period. The decrease was due to the $0.7 million charge associated with executive severance and search costs recorded in the second quarter of 2004 coupled with other expense reduction measures.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 26, 2005 was $1.4 million, as compared to $1.7 million for the comparable prior year period. The decrease is due to more assets becoming fully depreciated.

Interest Expense, Net. Interest expense, net, decreased to $0.6 million for the three months ended June 26, 2005, as compared to $1.0 million for the comparable prior year quarter. The decrease was due to lower average outstanding borrowings and a lower weighted average interest rate.

Provision for (Benefit from) Income Taxes. Our effective income tax rate for the three months ended June 26, 2005 was 34.7% as compared to an effective income tax benefit rate of 29.0% in the comparable prior year period. The 34.7% tax rate for the three months ended June 26, 2005, represents the quarterly tax rate required to arrive at our expected blended state and federal tax rate for the entire year of 43.0%. The increase in the effective tax rate is due to nondeductible items having a larger percentage impact on the rate than on the actual tax dollar amount.

Net Income (Loss). As a result of the above, net income was $0.3 million for the three months ended June 26, 2005 as compared to net loss of $0.9 million for the comparable prior year period.

Comparison of Six Months Ended June 26, 2005 to Six Months Ended June 27, 2004

Service Revenues. Service revenues decreased $10.0 million, or 4.7%, to $202.4 million for the six months ended June 26, 2005 as compared to $212.4 million for the comparable prior year period. The decrease was due to a lower number of hours worked by healthcare professionals caused by unfilled open orders resulting from the current supply constrained environment. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem nurse staffing revenues decreased $10.6 million, or 6.7%, to $148.2 million for the six months ended June 26, 2005 as compared to $158.8 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing collectively increased $0.6 million, or 1.3%, to $54.2 million for the six months ended June 26, 2005 as compared to $53.6 million for the comparable prior year period. The increase was the result of revenues of $1.2 million from the acquisition we made during the second quarter of 2005 and revenues from general staffing which we did not provide to our clients during the first six months of 2004, partially offset by a lower number of hours worked by professionals.

Cost of Services Rendered. Cost of services rendered decreased $9.5 million, or 5.6%, to $158.1 million for the six months ended June 26, 2005 as compared to $167.6 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals, partially offset by improved self insurance claims experience.

Gross Profit. Gross profit decreased $0.5 million, or 1.3%, to $44.3 million for the six months ended June 26, 2005 as compared to $44.8 million for the comparable prior year period. The decrease was primarily due to the reduction in service revenues, partially offset by an increase in gross margin. Gross margin for the six months ended June 26, 2005 was 21.9% as compared with 21.1% for the comparable prior year period. The increase was primarily due to improved self insurance claims experience and a modest improvement in the bill to pay rate spread.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $41.3 million, or 20.4% of revenues for the six months ended June 26, 2005, as compared to $41.9 million, or 19.7% of revenues for the comparable prior year period. The decrease was primarily due to a $0.7 million charge associated with executive severance and search costs recorded in the second quarter of 2004.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 26, 2005 was $2.8 million, as compared to $3.2 million for the comparable prior year period. The decrease is due to more assets becoming fully depreciated.

Interest Expense, Net. Interest expense, net, decreased to $1.5 million for the six months ended June 26, 2005, as compared to $2.0 million for the comparable prior year quarter. The decrease was primarily due to lower average outstanding borrowings,

Provision for (Benefit from) Income Taxes. Our effective income tax benefit rate for the six months ended June 26, 2005 was 43.0% as compared to 33.2% in the comparable prior year period. The increase in the effective tax benefit rate is due to nondeductible items having a larger percentage impact on the rate than on the actual tax dollar amount.

Net Income (Loss). As a result of the above, net loss decreased to $0.7 million for the six months ended June 26, 2005 as compared to net loss of $1.5 million for the comparable prior year period.

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

Cash flow from operations was $4.3 million for the six months ended June 26, 2005 as compared to $16.3 million for the six months ended June 27, 2004. During the six months ended June 26, 2005, we used cash generated from operations to repay $1.7 million of borrowings under our senior credit facility and capital lease obligations, $1.7 million to fund capital expenditures and $1.0 million to fund an acquisition.

As of June 26, 2005, we had net working capital of $49.4 million as compared to $49.9 million as of December 26, 2004.

Available borrowings under our senior credit facility is an important component of our liquidity. On December 22, 2003, we entered into a new senior credit facility (the Senior Credit Facility) which replaced the previous facility. The Senior Credit Facility provided a $65.0 million revolving credit facility (the Revolver) which expires in December 2006 and a $17.0 million term loan (the Term Loan) which was originally due in December 2005.

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (5.7% at June 26, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (7.5% at June 26, 2005) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of June 26, 2005, we were in compliance with all covenants.

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

For the six months ended June 26, 2005, the weighted average interest rate for the loans under the Senior Credit Facility was 6.6%. As of June 26, 2005, the blended rate for loans outstanding under the Senior Credit Facility was 6.1%.

As of June 26, 2005, $6.0 million was outstanding on the Term Loan and $24.3 million was outstanding under the Revolver. As of June 26, 2005, an additional $18.1 million was immediately available for borrowing under the Revolver and we had cash and cash equivalents of $0.3 million.

Capital expenditures were $1.7 million for the six months ended June 26, 2005 and $1.4 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

During the six months ended June 26, 2005, we used $1.0 million of cash to fund an acquisition. The Company will continue to pursue acquisitions as part of its overall growth strategy. Future acquisitions would likely be funded through available borrowings and other available sources of capital.

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

Long-term debt obligations have decreased to $30.3 million as of June 26, 2005 since we repaid $1.4 million during the first six months of 2005. Other than the operating lease we entered into in Warrenville, Illinois, no material changes have occurred with regards to operating leases and capital lease obligations since December 26, 2004.

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

•
We have recorded goodwill and other intangibles resulting from our acquisitions. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. We evaluate the recovery of the carrying amount of costs in excess of net tangible assets acquired by determining if an impairment has occurred. This evaluation is done annually or more frequently if indicators of an impairment arise. Indicators of an impairment include duplication of resources resulting from acquisitions, instances in which the estimated undiscounted cash flows of the entity are less than the remaining unamortized balance of the underlying intangible assets and other factors. At such time that impairment is determined, the intangible assets are written off during that period. We are currently evaluating our determination of operating segments, which could change the reporting unit level at which we test for goodwill impairment. Any change in the reporting unit level would occur in the future when we complete the evaluation and could result in a noncash impairment charge to earnings, based on the results of the testing performed. If we are required to record an impairment charge in the future, it would have an adverse impact on results of operations.

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

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	Our ability to increase revenues or market share;

•	Our ability to continue to generate significant amounts of cash flow from operations;

•	Our ability to further reduce operating expenses;

•	Our ability to sustain the improved self insurance claims experience;

•	Our ability to attract and retain qualified nurses and other healthcare personnel;

•	The overall level of demand for services provided by temporary nurses;

•	Our ability to enter into contracts with hospital and healthcare facility clients on terms attractive to us;

•	Our ability to maintain the improvement in the spread between bill and pay rates;

•	The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•	The general level of patient occupancy at hospital and healthcare facility clients;

•	The functioning of our information systems;

•	The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•	Our clients’ ability to pay for services;

•	Our ability to successfully implement our acquisition and integration strategies;

•	The effect of liabilities and other claims asserted against us;

•	The effect of competition in the markets we serve; and

•	Our ability to carry out our business strategy.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On June 26, 2005, we had borrowings of $30.3 million under our credit facility that were subject to variable rates, with a blended rate of 6.1%. As of June 26, 2005, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.3 million on an annualized basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2005, we held our Annual Meeting of Stockholders, at which our stockholders voted on the election of two directors to serve until our 2008 Annual Meeting of Stockholders.

Our stockholders voted to elect the following Class I directors to serve until our 2008 Annual Meeting of Stockholders:

Nominee	In Favor	Withheld
Joel Ackerman	29,558,372	430,381
Anne Boykin	29,455,088	533,665

Our directors who continue in office after the meeting are Philip A. Incarnati and David Wester, who are Class II directors, and Robert J. Adamson, David J. Wenstrup and C. Daryl Hollis, who are Class III directors.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 4, 2005	By:/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: August 4, 2005	By:/s/ N. Larry McPherson
N. Larry McPherson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of N. Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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