Form 10-Q
period 2005-09-25
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2005-11-04
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,235,099 shares of common stock, par value $0.01 per share, were outstanding as of November 1, 2005.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	December 26,
(in thousands, except per share amounts)	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254	$345
Accounts receivable, net of allowance for doubtful accounts of $920 and $1,064 at September 25, 2005 and December 26, 2004, respectively	57,725	57,478
Prepaid expenses	3,268	6,406
Other current assets	3,226	4,758

Total current assets	64,473	68,987

Furniture and equipment, net of accumulated depreciation of $21,709 and $18,650 at September 25, 2005 and December 26, 2004, respectively	7,585	8,481
Goodwill, net of accumulated amortization of $8,545 at both September 25, 2005 and December 26, 2004	129,878	129,474
Intangible assets, net of accumulated amortization of $2,202 and $1,663 at September 25, 2005 and December 26, 2004, respectively	2,343	2,438
Other assets	1,112	1,523

Total assets	$205,391	$210,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,017	$12,072
Accrued payroll and related liabilities	7,715	6,597
Current portion of capital lease obligations	74	385

Total current liabilities	20,806	19,054

Long-term debt	25,627	31,760
Deferred income taxes	9,050	9,808
Capital lease obligations, net of current portion	6	33
Other liabilities	367	222

Total liabilities	55,856	60,877

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 shares authorized: 30,235 and 30,231 shares issued and outstanding at September 25, 2005 and December 26, 2004, respectively	302	302
Additional paid-in capital	284,427	284,411
Accumulated deficit	(135,194)	(134,687)

Total stockholders’ equity	149,535	150,026

Total liabilities and stockholders’ equity	$205,391	$210,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(in thousands, except per share amounts)	2005	2004	2005	2004

Service revenues	$102,408	$106,204	$304,856	$318,599
Cost of services rendered	79,936	83,167	238,116	250,715

Gross profit	22,472	23,037	66,740	67,884

Operating expenses:
Selling, general and administrative	19,696	19,944	60,945	61,823
Depreciation and amortization	1,241	1,615	4,083	4,912
Other	512		512

Income from operations	1,023	1,478	1,200	1,149
Interest expense, net	653	780	2,105	2,751

Income (loss) before provision for (benefit from) income taxes	370	698	(905)	(1,602)
Provision for (benefit from) income taxes	150	410	(398)	(354)

Net income (loss)	$220	$288	$(507)	$(1,248)

Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.02)	$(0.04)

Weighted average number of common shares outstanding:
Basic	30,234	30,231	30,233	30,227
Diluted	30,292	30,326	30,233	30,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	Sept. 25, 2005	Sept. 26, 2004
Operating activities
Net loss	$(507)	$(1,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,083	4,912
Amortization of debt issuance cost	482	507
Deferred income taxes	(153)	2,603
Provision for doubtful accounts	477	703
Other	—	55
Changes in operating assets and liabilities:
Accounts receivable	(324)	7,049
Prepaid expenses and other current assets	3,796	1,912
Other assets	(19)	(185)
Accounts payable and accrued expenses	892	5,957
Accrued payroll and related liabilities	1,118	2,740
Other liabilities	145	(99)

Cash provided by operating activities	9,990	24,906

Investing activities
Cash paid for acquisitions, net of cash acquired	(1,000)	(24)
Purchases of furniture and equipment	(1,608)	(1,082)
Capitalized internal software costs	(1,019)	(930)

Cash used in investing activities	(3,627)	(2,036)

Financing activities
Repayments of term note	(6,000)	(5,000)
Net repayments under revolving credit facility	(133)	(17,509)
Principal payments under capital lease obligations	(338)	(837)
Proceeds from exercise of stock options	17	48

Cash used in financing activities	(6,454)	(23,298)

Net decrease in cash and cash equivalents	(91)	(428)
Cash and cash equivalents at beginning of period	345	825

Cash and cash equivalents at end of period	$254	$397

Supplemental disclosures of cash flow information:
Interest paid	$18	$13
Income taxes refunded, net	$(3,902)	$(4,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. The Company’s temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three and nine months ended September 25, 2005 and September 26, 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 25, 2005.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on December 26, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Stock-Based Compensation Plans (see Note 3).

3. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during the three and nine months ended September 25, 2005 and September 26, 2004 for stock-based employee compensation awards.

Application of the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to the Company’s options would require the Company to record the following pro forma net income (loss) and net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Net income (loss) as reported	$220	$288	$(507)	$(1,248)
Fair value method of stock based compensation, net of taxes	(195)	(339)	(497)	(884)

Pro forma net income (loss)	$25	$(51)	$(1,004)	$(2,132)

As reported:
Basic and diluted net income (loss)	$0.01	$0.01	$(0.02)	$(0.04)

Pro forma:
Basic and diluted net income (loss)	$—	$—	$(0.03)	$(0.07)

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Expected life in years	3 – 8	3 – 8	3 – 8	3 – 8
Risk-free interest rate	4.47%	3.25% – 4.40%	4.05% – 4.47%	3.25% – 4.40%
Volatility	59%	65%	59%	65%
Dividend yield	0%	0%	0%	0%

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

On February 24, 2005, the Company amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced, the maturity of the Term Loan was extended to December 2006 and certain financial covenants were favorably amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

On September 24, 2005, the Company amended the terms of the Senior Credit Facility whereby certain financial covenants were favorably amended.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (6.4% at September 25, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (8.5% at September 25, 2005) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 25, 2005, the Company was in compliance with all covenants.

As of September 25, 2005, $6.0 million was outstanding on the Term Loan and $19.6 million was outstanding under the Revolver and an additional $21.0 million was immediately available for borrowing under the Revolver.

6. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three and nine months ended September 25, 2005 and September 26, 2004.

7. INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$220	$288	$(507)	$(1,248)

Denominator:
Denominator for basic and diluted income (loss) per share	30,234	30,231	30,233	30,227
Effect of dilutive shares:
Employee stock options	58	95	—	—
Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,292	30,326	30,233	30,227

Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.02)	$(0.04)

For the three months ended September 25, 2005 and September 26, 2004, 2.0 million and 0.4 million incremental options, respectively, were excluded from the denominator for diluted income (loss) per share as the impact of conversion is anti-dilutive.  For the nine months ended September 25, 2005 and September 26, 2004, 1.3 million and 1.9 million options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

8. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended September 25, 2005 and September 26, 2004, the Company billed approximately $0.7 million and $0.8 million, respectively, for its services. During each of the nine months ended September 25, 2005 and September 26, 2004, the Company billed approximately $2.1 million and $2.5 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both September 25, 2005 and December 26, 2004, respectively.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During each of the three months ended September 25, 2005 and September 26, 2004, the Company billed approximately $0.1 million for its services. During the nine months ended September 25, 2005 and September 26, 2004, the Company billed approximately $0.2 million and $0.3 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at both September 25, 2005 and December 26, 2004, respectively.

The Company paid less than $0.1 million during each of the three and nine months ended September 25, 2005 and September 26, 2004, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

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

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants filed a motion to dismiss the Complaint, which on September 27, 2005, was granted in part as to those portions of the Plaintiff’s Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002 and denied as to the remaining claims.  The litigation is now proceeding as to those portions of the Complaint that were not dismissed.

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

•                  Results of operations.  This section provides an analysis of our results of operations for the three and nine months ended September 25, 2005 relative to the three and nine months ended September 26, 2004 presented in the accompanying condensed consolidated statements of operations.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of September 25, 2005.

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

Acquisition

In the first nine months of 2005, we purchased certain assets of one healthcare staffing company for an aggregate purchase price of $1.0 million. The acquisition was accounted for as a purchase and, accordingly, the results of the acquired business were included in our condensed consolidated financial statements from the date we assumed control.  In the first nine months of 2004, we made no acquisitions.

Service Revenues

Our temporary staffing services represent 100% of our consolidated revenue for the three and nine months ended September 25, 2005 and September 26, 2004. Approximately 73% and 75% of our revenues for the nine months ended September 25, 2005 and September 26, 2004, was derived from per diem nurse staffing, respectively. Allied healthcare professional staffing, which includes various non-nursing specialties such as, radiology and diagnostic imaging specialists and clinical laboratory technicians, represented approximately 20% and 16% of our revenues for the nine months ended September 25, 2005 and September 26, 2004, respectively. Travel nurse staffing (assignments typically lasting thirteen weeks) represented approximately 6% and 9% of our revenues for the nine months ended September 25, 2005 and September 26, 2004, respectively. General staffing represented approximately 1% and less than 1% of our revenues for the nine months ended September 25, 2005 and September 26, 2004, respectively.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) on December 26, 2005, but have not yet determined if we will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under our plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. The impact of adoption of SFAS No. 123(R), which may be material, cannot be predicted at this time because it will depend on levels of share-based compensation granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Stock-Based Compensation Plans (see Note 3 to the condensed consolidated financial statements).

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	78.1	78.3	78.1	78.7

Gross profit	21.9	21.7	21.9	21.3
Selling, general and administrative	19.2	18.8	20.0	19.4
Depreciation and amortization	1.2	1.5	1.3	1.5
Other	0.5	—	0.2	—

Income from operations	1.0	1.4	0.4	0.4
Interest expense, net	0.6	0.7	0.7	0.9

Income (loss) before provision for (benefit from) income taxes	0.4	0.7	(0.3)	(0.5)
Provision for (benefit from) income taxes	0.1	0.4	(0.1)	(0.1)

Net income (loss)	0.3	0.3	(0.2)	(0.4)

Comparison of Three Months Ended September 25, 2005 to Three Months Ended September 26, 2004

Service Revenues.  Service revenues decreased $3.8 million, or 3.6%, to $102.4 million for the three months ended September 25, 2005 as compared to $106.2 million for the comparable prior year period. The decrease was due to a lower number of hours worked by healthcare professionals caused by unfilled open orders resulting from the current supply constrained environment, which was offset, in part, with an increase in general staffing revenue. Average hourly billing rates for healthcare staffing have remained relatively consistent with those in the comparable prior year period. The increase in general staffing revenue as a component of our product mix has caused a decrease in the overall average billing rate as general staffing billing rates are significantly lower.

Per diem nurse staffing revenues decreased $4.9 million, or 6.1%, to $74.3 million for the three months ended September 25, 2005 as compared to $79.2 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by healthcare professionals.

Revenues from other than per diem nurse staffing collectively increased $1.1 million, or 4.0%, to $28.1 million for the three months ended September 25, 2005 as compared to $27.0 million for the comparable prior year period. The increase was primarily due to an increase in revenues from general staffing which we began to provide to our clients in the third quarter of 2004.

Cost of Services Rendered.  Cost of services rendered decreased $3.3 million, or 3.9%, to $79.9 million for the three months ended September 25, 2005 as compared to $83.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked coupled with a reduction in the average overall pay rate as general staffing became a larger component of our product mix and pay rates for general staffing are significantly lower.

Gross Profit.  Gross profit decreased $0.5 million, or 2.5%, to $22.5 million for the three months ended September 25, 2005 as compared to $23.0 million for the comparable prior year period. The decrease was primarily due to a reduction in service revenues. Gross margin for the three months ended September 25, 2005 was 21.9% which was consistent with 21.7% for the comparable prior year period.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $19.7 million, or 19.2% of revenues for the three months ended September 25, 2005, as compared to $19.9 million, or 18.8% of revenues for the comparable prior year period. The decrease was primarily due to expense reduction measures.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 25, 2005 was $1.2 million, as compared to $1.6 million for the comparable prior year period. The decrease is due to more assets becoming fully depreciated.

Other.  Other represents legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

Interest Expense, Net.  Interest expense, net, decreased to $0.7 million for the three months ended September 25, 2005, as compared to $0.8 million for the comparable prior year quarter.  The decrease was primarily due to lower average outstanding borrowings.

Provision for  Income Taxes.  Our effective income tax rate for the three months ended September 25, 2005 was 40.5% as compared to an effective income tax benefit rate of 58.7% in the comparable prior year period. The 40.5% tax rate for the three months ended September 25, 2005, represents the quarterly tax rate required to arrive at our expected blended state and federal tax rate for the entire year of 44.0%. The decrease in the effective tax rate is due to nondeductible items having a smaller percentage impact on the rate than on the actual tax dollar amount.

Net Income.  As a result of the above, net income was $0.2 million for the three months ended September 25, 2005 as compared to $0.3 million for the comparable prior year period.

Comparison of Nine Months Ended September 25, 2005 to Nine Months Ended September 26, 2004

Service Revenues.  Service revenues decreased $13.7 million, or 4.3%, to $304.9 million for the nine months ended September 25, 2005 as compared to $318.6 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals caused by unfilled open orders resulting from the current supply constrained environment. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem nurse staffing revenues decreased $15.5 million, or 6.5%, to $222.5 million for the nine months ended September 25, 2005 as compared to $238.0 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing collectively increased $1.8 million, or 2.2%, to $82.3 million for the nine months ended September 25, 2005 as compared to $80.6 million for the comparable prior year period. The increase was the result of revenues from the acquisition we made during the second quarter of 2005 and revenues from general staffing which we began to provide to our clients during the third quarter of 2004, partially offset by a lower number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $12.6 million, or 5.0%, to $238.1 million for the nine months ended September 25, 2005 as compared to $250.7 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals, partially offset by improved self insurance claims experience.

Gross Profit.  Gross profit decreased $1.2 million, or 1.7%, to $66.7 million for the nine months ended September 25, 2005 as compared to $67.9 million for the comparable prior year period. The decrease was primarily due to the reduction in service revenues, partially offset by an increase in gross margin. Gross margin for the nine months ended September 25, 2005 was 21.9% as compared with 21.3% for the comparable prior year period. The increase was primarily due to improved self insurance claims experience.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $60.9 million, or 20.0% of revenues for the nine months ended September 25, 2005, as compared to $61.8 million, or 19.4% of revenues for the comparable prior year period. The decrease was primarily due to a $0.7 million charge associated with executive severance and search costs recorded in the second quarter of 2004 and other expense reduction measures.

Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 25, 2005 was $4.1 million, as compared to $4.9 million for the comparable prior year period. The decrease is due to more assets becoming fully depreciated.

Other.  Other represents legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

Interest Expense, Net.  Interest expense, net, decreased to $2.1 million for the nine months ended September 25, 2005, as compared to $2.8 million for the comparable prior year quarter.  The decrease was primarily due to lower average outstanding borrowings.

Benefit from Income Taxes.  Our effective income tax benefit rate for the nine months ended September 25, 2005 was 44.0% as compared to 22.1% in the comparable prior year period. The increase in the effective tax benefit rate is due to nondeductible items having a larger percentage impact on the rate than on the actual tax dollar amount.

Net Loss.  As a result of the above, net loss decreased to $0.5 million for the nine months ended September 25, 2005 as compared to net loss of $1.2 million for the comparable prior year period.

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

Cash flow from operations was $10.0 million for the nine months ended September 25, 2005 as compared to $24.9 million for the nine months ended September 26, 2004. The decrease in cash flow from operations was primarily due to a smaller decrease in accounts receivable and a smaller increase in accounts payable and accrued expenses as compared to the comparable period in 2004. During the nine months ended September 25, 2005, we used cash generated from operations to repay $6.4 million of borrowings under our senior credit facility and capital lease obligations, $2.6 million to fund capital expenditures and $1.0 million to fund an acquisition.

As of September 25, 2005, we had net working capital of $43.7 million as compared to $49.9 million as of December 26, 2004.

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

On February 24, 2005, we amended the terms of the Senior Credit Facility whereby the Term Loan was reduced to $6.0 million, the applicable margin for the Term Loan was reduced, the maturity of the Term Loan was extended to December 2006 and certain financial covenants were favorably amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

On September 24, 2005, we amended the terms of the Senior Credit Facility whereby certain financial covenants were favorably amended.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (6.4% at September 25, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (8.5% at September 26, 2005) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 25, 2005, we were in compliance with all covenants.

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

For the nine months ended September 25, 2005, the weighted average interest rate for the loans under the Senior Credit Facility was 6.6%. As of September 25, 2005, the blended rate for loans outstanding under the Senior Credit Facility was 6.9%.

As of September 25, 2005, $6.0 million was outstanding on the Term Loan and $19.6 million was outstanding under the Revolver. As of September 25, 2005, an additional $21.0 million was immediately available for borrowing under the Revolver and we had cash and cash equivalents of $0.3 million.

Capital expenditures were $2.6 million for the nine months ended September 25, 2005 and $2.0 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

During the nine months ended September 25, 2005, we used $1.0 million of cash to fund an acquisition. The Company will continue to pursue acquisitions as part of its overall growth strategy. Future acquisitions would likely be funded through available borrowings and other available sources of capital.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 26, 2004 (in thousands):

	Payments due by period
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt obligations	$31,760	$—	$31,760	$—	$—
Operating leases	17,377	4,753	5,432	2,591	4,601
Capital lease obligations	418	385	33	—	—

Total	$49,555	$5,138	$37,225	$2,591	$4,601

Long-term debt obligations have decreased to $25.6 million as of September 26, 2005 since we repaid $6.1 million during the first nine months of 2005. Other than the operating lease we entered into in Warrenville, Illinois, no material changes have occurred with regards to operating leases and capital lease obligations since December 26, 2004.

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

ITEM 3.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our senior credit facility. On September 25, 2005, we had borrowings of $25.6 million under our credit facility that were subject to variable rates, with a blended rate of 6.9%. As of September 25, 2005, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.3 million on an annualized basis.

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

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP was appointed Lead Counsel for Plaintiffs. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act.  The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants filed a motion to dismiss the Complaint, which on September 27, 2005, was granted in part as to those portions of the Plaintiff’s Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002 and denied as to the remaining claims.  The litigation is now proceeding as to those portions of the Complaint that were not dismissed.

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

ITEM 6.                                       EXHIBITS

The following exhibits are included herewith:

10.1         Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 4, 2005	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 4, 2005	By:	/s/ N. Larry McPherson
N. Larry McPherson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services.

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of N. Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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