Form 10-K
period 2005-12-25
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2006-03-06
CIK 1163958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)
901 Yamato Road, Suite 110 Boca Raton, FL 33431 (Address of principal executive offices)

Registrant’s telephone number, including area code:  (561) 322-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 24, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $141,489,476. As of March 1, 2006, there were 30,236,142 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 25, 2005.

All references to “Medical Staffing Network,” “we,” “us,” or “our,” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc.

PART I

Item 1.   Business

General Development of Business

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services (staffing assignments of less than thirteen weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities to solve our clients’ temporary staffing needs. We believe we are also a leading provider of specialized radiology and diagnostic imaging specialists and clinical laboratory technicians, or “allied health” professionals, as measured by revenues. We serve our clients through what we believe to be the largest temporary healthcare staffing network in the United States, which was comprised as of December 25, 2005 of 120 per diem branches that provide nurse staffing on a per diem basis in 40 states. Our extensive client base includes approximately 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our business has grown significantly since our founding in 1998. We call branches that we have opened since our inception “de novo” branches, as opposed to branches acquired from third parties. The majority of our branches were de novo branches as of December 25, 2005.

For the year ended December 25, 2005, we had revenues of $402.5 million and income from operations of $1.3 million. During this period, we earned 73% of our revenues from our per diem nurse staffing assignments, 19% from our allied health assignments, 7% from our travel nurse staffing assignments and 1% from our per diem general staffing assignments.

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

In the travel nurse market, healthcare facilities hire travel nurses on a contracted, fixed-term basis to meet seasonal fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel nurse companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. The travel staffing model utilizes a centralized approach to serving its clients.

Allied health staffing consists of highly specialized radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists and respiratory therapists. These professionals are staffed on both a per diem and travel basis.

Service revenues and gross profit margins have been under pressure as demand for temporary nurses has been going through a period of contraction. However, the rate of contraction has slowed during the past year. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains relatively high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation prohibiting mandatory overtime and other states have similar legislation pending. In conjunction with the aforementioned factors, we believe that the prospects for the healthcare staffing industry should improve as hospitals experience higher admissions levels and increasing shortages of healthcare workers.

Description of the Business

We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, allied health professionals and travel nurses. While we have a national presence, we operate on a local basis through an integrated network, which consisted of 120 per diem branches in 40 states as of December 25, 2005, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Temporary Staffing Services Provided

The per diem nurse staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a 13-week assignment and represented approximately 73% of our 2005 fiscal year revenues. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 100 facilities. The allied health staffing portion of our business, which represented approximately 19% of our 2005 fiscal year revenues, specializes in providing allied health professionals to hospitals, nursing homes, clinics and surgical and ambulatory care centers, both on a per diem and a travel basis. We believe our allied healthcare business to be among the largest in the country as measured by revenues. Allied health staffing specialties that we staff include diagnostic imaging and radiology technicians, clinical laboratory technicians, rehabilitation specialists, pharmacists and respiratory therapists. The travel nurse staffing portion of our business, which represented approximately 7% of our 2005 fiscal year revenues, provides nurses and surgical technicians to hospitals across the country for assignments typically lasting thirteen weeks. The per diem general staffing portion of our business, which represented approximately 1% of our

2005 fiscal year revenues, places individuals in a variety of areas including clerical, janitorial and food services.

During the second quarter of 2003, we discontinued our physician staffing operation, and as such, the results of operations from these services are shown separately, as a total amount, in our consolidated statements of operations for all years presented.

National Branch Network

We currently operate an integrated network, which consists of 120 per diem branches located in 40 states as of December 25, 2005. Subsequent to year end, we announced that we were in the process of closing certain per diem nurse branches. Our branches are organized into several geographic regions, each of which is coordinated by a regional director. These branches serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling, and sales and marketing. Each branch is responsible for covering a specific local geographic region. Our typical branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator.

The cost structure of our typical branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that is easily scaleable to meet increasing demand.

Recruitment and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. Our active pool of professionals was greater than 28,000 in 2005. We typically attract new recruits via word of mouth. The majority of our senior operations management have nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and enhances our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

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

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2005, we spent approximately 1% of our revenues on recruitment activities. Our recruiting activities include print advertisements in local newspapers and in trade journals, mailings, Internet listings and solicitations at trade conventions.

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

Pre-employment Qualifications.   All of our healthcare professionals undergo a rigorous screening process that includes requirements such as a minimum of one year of related work experience and the successful completion of written tests specific to their area of specialty. Each applicant is then interviewed in person by a local branch manager. This sets us apart from our competitors who often do not conduct face-to-face interviews. We also check prior work references, confirm the validity of the applicant’s professional license(s) and screen the applicant for any criminal activity and drug abuse. All of these standards comply with or exceed those required by Occupational Safety & Health Administration (OSHA) and Joint Commission on Accreditation of Healthcare Organizations (JCAHO). In fact, we completed JCAHO’s voluntary comprehensive certification review process in 2005 to earn its Gold Seal of Approval. We are the first national provider of per diem nursing services to achieve JCAHO Health Care Staffing Services Certification, which provides us with another competitive advantage in the per diem nursing staffing marketplace. JCAHO’s Gold Seal of Approval is recognized nationwide as a symbol of quality that reflects a commitment to meeting certain performance standards.

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

Sales and Marketing

We have developed a three-pronged approach to our sales and marketing activities in order to address the different levels of decision makers at our clients’ facilities:

Our first level of business development and relationship management is with the purchasing manager, administrator(s) or chief nursing officer at a group of facilities we service. Commonly-owned hospitals, nursing home chains and healthcare group alliances often purchase temporary staffing services for multiple facilities under a single contract, and a single person typically manages the selection process. A senior member of our staff, the regional director and, in certain circumstances, the Executive Vice President of Operations, negotiate contractual terms and pricing with such groups of facilities.

Our second level of business development and relationship management is with the director of nursing or a nurse/allied department manager, who reviews our services from a clinical competency and quality hiring standards perspective. Our regional director and local branch manager establish, build and maintain relationships at this level.

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

MSN HealthWorks also monitors billing records using time cards to generate invoices for our clients and paycheck information for our employees. MSN HealthWorks operates as a single entry system, meaning that the initial shift confirmation entry enables our payroll to be generated at the branch level on a daily basis and the invoicing to be generated at our corporate office. This system enables us not only to monitor costs and compliance, but also to ensure that we respond to client requests as quickly as possible. We can typically fill a client staffing request in less than 15 minutes.

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

Professional Liability Insurance

We retain the first $1.0 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. We believe this is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with many of our clients which state that we will defend, indemnify and hold harmless those clients against any act of omission or willful or reckless acts, including negligence and misconduct. A majority of such agreements are reciprocal.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Temporary Healthcare Staffing License in the following jurisdictions in which we do business that require such licenses: Connecticut, Delaware, the District of Columbia, Florida, Illinois, Kentucky, Maine, Maryland,

Massachusetts, Minnesota, New Jersey, Nevada, North Carolina, Ohio, Rhode Island, Tennessee, Texas and Washington.

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

Employees

As of December 25, 2005, we had approximately 1,100 branch, regional operations and corporate office employees. In addition, during 2005, we employed over 28,000 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

Generally, our per diem and travel staff are our employees. However, our certified registered nurse anesthetists and anesthesiologists are, and before discontinuation of our physician staffing business our physicians were, independent contractors. We have not entered into any employment agreements with any of our healthcare professionals.

Subsequent to fiscal year end, we initiated a plan to restructure our per diem nurse staffing division whereby certain per diem branches will be closed thereby eliminating certain branch employees. Additionally, certain operations and corporate staff will be eliminated.

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

Item 1A.   Risk Factors

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

Contraction of demand for our temporary nurses may continue if hospital admissions levels remain lower than expected.

Demand for temporary nurses has been experiencing a period of contraction. However, the rate of contraction has slowed during the past year. Hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Consequently, our service revenues and gross profit margins have been under pressure. If these industry trends continue, our revenues and gross profit margins may decline. In June 2003, we completed a plan to restructure our operations by closing 29 branches. The restructuring was in response to the current contraction in demand for our services and was necessary to adjust the infrastructure we had put in place to support multiple growth initiatives.

Subsequent to fiscal year end, we initiated a plan to restructure our per diem nurse staffing division whereby certain per diem branches will be closed. Additionally, certain operations and corporate staff will be eliminated. The restructuring was in response to continued weak demand for our per diem nurse staffing services.

Higher unemployment rates could have a negative impact on our ability to successfully recruit additional healthcare professionals.

We believe that high unemployment rates cause nurses in many households to become primary wage earners, which in turn causes them to seek more traditional full-time employment. Should unemployment rates increase, it could be more difficult for us to recruit nurses to become our employees.

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

JCAHO has created a set of standards by which to certify healthcare staffing providers. Healthcare staffing companies can apply to be reviewed by JCAHO to ensure that they are compliant with the standards. Healthcare facilities could potentially use only those providers that obtain certification. We went through the voluntary certification process in 2005 and received JCAHO’s gold seal of approval. Upon subsequent review (which occurs biannually), should we not meet the standards created by JCAHO, it could potentially have a material effect on our business.

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

Since our founding in 1998, we have completed 28 acquisitions. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain the approval of our lenders for any acquisition with a purchase price over $3 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

Our ability to borrow under our credit facility may be limited.

On December 22, 2003, we entered into a new credit facility, consisting of a three-year, $65 million asset-based revolving credit facility and a two-year $17 million term loan. On June 25, 2004, we amended the credit facility to reduce the revolver capacity from $65.0 million to $60.0 million. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the term loan. The $5.0 million can not be re-borrowed under the terms of the term loan. On February 24, 2005, we amended the terms of the credit facility whereby the term loan was reduced to $6.0 million, the applicable margin for the term loan was reduced to 4.5%, the maturity of the term loan was extended to December 2006 and certain financial covenants were amended. On September 24, 2005 and December 25, 2005, we amended the terms of the credit facility whereby certain financial covenants were favorably amended and the expiration date was extended to January 2, 2007. The $6.0 million term loan repayment was funded with borrowings under the revolver. Our ability to borrow under the credit facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material deterioration in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under the credit facility. In such a circumstance, the borrowing availability under the credit facility may not be sufficient for our capital needs. During the year, our lenders amended certain financial covenants present in the revolving credit facility. If future covenant violations occur and the lenders do not agree to modify the covenants or waive such violations, our ability to borrow under our credit facility could be severely limited or eliminated which would have a material negative impact on our ability to fund ongoing operations.

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

We provide for certain types of risk management coverage through a program that is partially self-insured. We retain the first $1.0 million, per occurrence, of risk associated with professional liability claims. We retain the first $0.5 million, per occurrence, of risk associated with workers compensation claims. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation claims or medical coverage liabilities, our financial results may be adversely affected.

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

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, N. Larry McPherson, Patricia G. Donohoe, Lynne Stacy, Jan Casford and Pat Layton. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 25, 2005, we had $130.6 million of goodwill, net on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 25, 2005, goodwill represented approximately 64% of our total assets.

Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 20 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. During the year ended December 25, 2005, we reevaluated our reporting units and determined that each branch location represented a reporting unit, as opposed to viewing the entire company as one reporting unit previously. We performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit. In accordance with SFAS No. 142, we performed our annual review for impairment during the fourth quarter of fiscal 2005 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on that analysis, no impairment was noted at any individual reporting unit. Accordingly, there was no financial impact in 2005 relating to the change in reporting unit for goodwill impairment testing.

We will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. Should impairment indicators be present, including branches not achieving their expected operating results, additional analysis will be performed to determine the extent of any impairment and the associated charge will be recorded to the statement of operations. Should we decide to exit a market and close one or more of our reporting units, the associated goodwill will be written off with a charge to the statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to take an impairment charge to earnings, our stock price could be adversely affected.

Subsequent to year end, we decided to close certain per diem nurse branches. As a result, during the first quarter of 2006, we will take a charge of approximately $3.0 million to write down the associated impaired goodwill.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 40 states and 120 locations as of December 25, 2005. The facilities at our headquarters and at each of our locations are leased. The lease to our headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. As of December 25, 2005, we have two material operating leases. They include our corporate headquarters lease and a lease for approximately 27,000 square feet in Warrenville, Illinois, where our allied health and travel divisions are concentrated.

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

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP (now known as Lerach Coughlin Stoia Geller Rudman and Robbins LLP) was appointed Plaintiffs’ Lead Counsel.

On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the “Complaint”). The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants have filed a motion to dismiss the Complaint, which, on September 27, 2005, was granted in part as to those portions of Plaintiffs’ Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002, and denied as to the remaining claims. The litigation is now proceeding as to those portions of the complaint that were not dismissed.

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

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 25, 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE).

	High	Low
2004:
First Quarter	$12.31	$7.10
Second Quarter	$8.82	$5.35
Third Quarter	$7.10	$5.16
Fourth Quarter	$8.75	$5.87
2005:
First Quarter	$8.31	$6.00
Second Quarter	$6.94	$4.52
Third Quarter	$6.75	$4.66
Fourth Quarter	$6.22	$4.72

Our common stock has traded on the NYSE under the symbol “MRN” since our initial public offering on April 17, 2002. Prior to that time, there was no public trading market for our common stock.

As of March 1, 2006, there were 18 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 25, 2005.

Item 6.   Selected Financial Data

The selected Consolidated Statement of Operations data for the years ended December 25, 2005, December 26, 2004, and December 28, 2003 and the selected Consolidated Balance Sheet data as of December 25, 2005 and December 26, 2004 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected Consolidated Statement of Operations data for the years ended December 29, 2002 and December 30, 2001 and the selected Consolidated Balance Sheet data as of December 28, 2003, December 29, 2002, and December 30, 2001 are derived from our audited consolidated financial statements not included in this annual report. Certain reclassifications have been made to prior year amounts to conform to the 2005 presentation.

In the following tables, we provide you with select consolidated financial data and other operating information of Medical Staffing Network which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes included in this annual report.

	Fiscal Years Ended
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$402,507	$417,058	$512,985	$478,827	$338,229
Cost of services rendered	314,341	327,075	398,224	358,394	253,139
Gross profit	88,166	89,983	114,761	120,433	85,090
Selling, general and administrative expenses	81,087	82,067	90,519	78,102	53,221
Depreciation and amortization expenses(1)	5,259	6,316	6,773	4,486	5,870
Other	512	—	—	—	—
Recapitalization expenses	—	—	—	—	7,160
Income from operations	1,308	1,600	17,469	37,845	18,839
Loss on early extinguishment of debt(2)	—	—	3,555	—	4,380
Interest expense, net	2,767	3,541	4,685	7,603	14,312
Income (loss) from continuing operations before provision for (benefit from) income taxes	(1,459)	(1,941)	9,229	30,242	147
Provision for (benefit from) income taxes	(660)	(615)	3,708	12,400	1,794
Income (loss) from continuing operations	(799)	(1,326)	5,521	17,842	(1,647)
Income (loss) from discontinued operations, net of taxes	—	—	(506)	52	341
Net income (loss)	(799)	(1,326)	5,015	17,894	(1,306)
Deduct required dividends on convertible preferred stock(3)	—	—	—	3,099	1,804
Income (loss) available to common stockholders	$(799)	$(1,326)	$5,015	$14,795	$(3,110)
Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18	$0.70	$(0.54)
Discontinued operations, net of taxes	—	—	(0.01)	—	0.05
Basic net income (loss) per share	$(0.03)	$(0.04)	$0.17	$0.70	$(0.49)
Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18	$0.62	$(0.54)
Discontinued operations, net of taxes	—	—	(0.02)	—	0.05
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.16	$0.62	$(0.49)
Weighted average common shares outstanding:
Basic	30,233	30,228	30,190	21,177	6,338
Diluted	30,233	30,228	30,807	28,637	6,338
Other Operating Data:
Number of per diem branches at year end	120	126	146	181	136

	As of Fiscal Years Ended
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42	$345	$825	$4,595	$11,253
Total assets	204,916	210,903	228,870	248,083	162,019
Total liabilities and redeemable preferred stock	55,668	60,877	77,583	102,415	319,741
Total common stockholders’ equity (deficit)	149,248	150,026	151,287	145,668	(157,722)

(1)          Pursuant to provisions of SFAS No. 142, in 2002 we ceased amortizing goodwill and certain intangible assets with an indefinite useful life period.

(2)          Pursuant to the provisions of SFAS No. 145, which we adopted December 29, 2002, we were required to reclassify our extraordinary loss on early extinguishment of debt of $2.7 million, net of tax benefit of $1.7 million, related to the October 2001 recapitalization transaction into income from continuing operations.

(3)          Reflects 8% dividends accrued on the Series I Convertible Preferred Stock issued in connection with the recapitalization. This preferred stock was converted into common stock upon completion of our initial public offering.

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

•       Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of December 25, 2005.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as demand for temporary nurses has been going through a period of contraction. However, the rate of contraction has slowed during the past year. Due to the current difficult economic times, the unemployment rate, while slightly improved over the past year, remains relatively high. We believe this has resulted in nurses in many households becoming a primary wage earner, which is causing such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisitions

In 2005, we purchased substantially all of the assets of two healthcare staffing companies for an aggregate purchase price of $1.9 million. In 2004, we made no acquisitions. In 2003, we purchased substantially all of the assets of one healthcare staffing company for an aggregate purchase price of $10.8 million. All such acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

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

Restructuring Charge

Subsequent to fiscal year end, we initiated a plan to restructure our per diem nurse staffing division, due to the continued challenging market conditions. This initiative includes certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff will be eliminated. As a result of these initiatives, we expect to incur a charge of approximately $6.0 million in the first quarter of 2006. The charge will be comprised of approximately $3.0 million primarily related to severance costs and lease termination fees and approximately $3.0 million in non-cash goodwill impairment related to the branch closures. We do not expect to realize the full benefits of this initiative until the third quarter of 2006.

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

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We adopted SFAS No. 123(R) on December 26, 2005, using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognize no compensation cost for employee stock options, as options granted under our plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

On December 1, 2005, our Compensation Committee accelerated the vesting of all of our unvested stock options awarded to employees under our 2001 Stock Incentive Plan (with the exception of three of our officers, who only had their options that were scheduled to vest in 2006 accelerated). As a result of the acceleration, options to acquire approximately 374,000 shares of our common stock (representing approximately 18% of the total outstanding options), which otherwise would have vested periodically over the next 48 months, became immediately exercisable. Approximately 50% of the accelerated options would have vested in 2006. If we had already adopted the fair value method, the acceleration of the options would have increased compensation expense by approximately $1.0 million in 2005 and would have decreased compensation expense by approximately $0.5 million in 2006, $0.3 million in 2007 and $0.1 million in 2008.

Our Compensation Committee’s decision to accelerate the vesting of these options was in response to the issuance of SFAS No. 123(R). By accelerating the vesting of these options, we have minimized the potential compensation expense that will be required to be recognized in future periods under SFAS No. 123(R). However, the impact of adoption of SFAS No. 123(R), which is not expected to be material, cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation (Note 1 to the consolidated financial statements).

Changes in Accounting Principles

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data:

	Fiscal Year Ended
	2005	2004	2003
Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	78.1	78.4	77.6
Gross profit	21.9	21.6	22.4
Selling, general and administrative expenses	20.1	19.7	17.7
Depreciation and amortization expenses	1.3	1.5	1.3
Income from operations	0.3	0.4	3.4
Loss on early extinguishment of debt	—	—	0.7
Interest expense, net	0.7	0.9	0.9
Income (loss) from continuing operations before provision for (benefit from) income taxes	(0.4)	(0.5)	1.8
Provision for (benefit from) income taxes	(0.2)	(0.2)	0.7
Income (loss) from continuing operations	(0.2)	(0.3)	1.1
Loss from discontinued operations, net of taxes	—	—	(0.1)
Net income (loss)	(0.2)	(0.3)	1.0

Comparison of Year Ended December 25, 2005 to Year Ended December 26, 2004

Service Revenues.   Service revenues decreased $14.6 million, or 3.5%, to $402.5 million for the year ended December 25, 2005, as compared to $417.1 million for the prior year. The decrease was due to a lower number of hours worked by professionals caused by the current weak demand for temporary healthcare staffing, partially offset by revenues from an acquisition in the second quarter of 2005. Average hourly billing rates remained relatively consistent with those in the prior year.

Per diem nurse staffing revenues decreased $19.0 million, or 6.1%, to $292.2 million for the year ended December 25, 2005 as compared to $311.2 million for the prior year. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing, collectively, increased $4.4 million, or 4.2%, to $110.3 million for the year ended December 25, 2005 as compared to $105.9 million for the prior year. The increase primarily reflects a higher number of hours worked by non-nursing professionals, including allied health professionals, coupled with a full-year of general staffing business.

Cost of Services Rendered.   Cost of services rendered decreased $12.7 million, or 3.9%, to $314.3 million for the year ended December 25, 2005 as compared to $327.1 million for the prior year. The decrease was due to a lower number of hours worked by professionals, partially offset by higher compensation and benefits associated with our healthcare professionals.

Gross Profit.   Gross profit decreased $1.8 million, or 2.0%, to $88.2 million for the year ended December 25, 2005 as compared to $90.0 million for the prior year. The decrease was primarily due to the reduction in service revenues. Gross margin for the year ended December 25, 2005 was 21.9% as compared with 21.6% for the prior year. The increase was primarily due to favorable claims experience under our self insurance programs for workers compensation.

Selling, General and Administrative.   Selling, general and administrative expenses decreased to $81.1 million, or 20.1% of revenues for the year ended December 25, 2005, as compared to $82.1 million,

or 19.7% of revenues for the prior year. The decrease was primarily due to a reduction in bad debt expense due to favorable collection history and other cost reduction measures.

Other.   Other represents legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

Depreciation and Amortization.   Depreciation and amortization decreased to $5.3 million for the year ended December 25, 2005, as compared to $6.3 million for the prior year. The decrease was due to more assets becoming fully depreciated during 2005.

Interest Expense, Net.   Interest expense, net, decreased to $2.8 million for the year ended December 25, 2005 as compared to $3.5 million for the prior year. The decrease was primarily due to lower average outstanding borrowings.

Provision for (Benefit from) Income Taxes.   Our effective income tax benefit rate for the year ended December 25, 2005 was 45.2% as compared to an effective income tax benefit rate of 31.7% in the prior year. The increase in the effective tax benefit rate was primarily due to state income tax planning initiatives having a larger impact in 2005 than in 2004.

Net Income (Loss).   As a result of the above, we incurred a net loss of $0.8 million for the year ended December 25, 2005 as compared to a net loss of $1.3 million for the prior year.

Comparison of Year Ended December 26, 2004 to Year Ended December 28, 2003

Service Revenues.   Service revenues decreased $95.9 million, or 18.7%, to $417.1 million for the year ended December 26, 2004 as compared to $513.0 million for the prior year. The decrease was due to a lower number of hours worked by professionals caused by the current weak demand for temporary healthcare staffing, partially offset by revenues from the acquisition we made in the first quarter of 2003. Average hourly billing rates remained relatively consistent with those in the prior year.

Per diem nurse staffing revenues decreased $59.0 million, or 15.9%, to $311.2 million for the year ended December 26, 2004 as compared to $370.2 million for the prior year. The decrease was primarily due to a decrease in the number of hours worked by professionals.

Revenues from other than per diem nurse staffing collectively decreased $36.9 million, or 25.8%, to $105.9 million for the year ended December 26, 2004 as compared to $142.8 million for the prior year. The decrease was the result of a lower number of hours worked by professionals.

Cost of Services Rendered.   Cost of services rendered decreased $71.1 million, or 17.9%, to $327.1 million for the year ended December 26, 2004 as compared to $398.2 million for the prior year. The decrease was due to a lower number of hours worked by professionals, partially offset by higher compensation and benefits associated with our healthcare professionals.

Gross Profit.   Gross profit decreased $24.8 million, or 21.6%, to $90.0 million for the year ended December 26, 2004 as compared to $114.8 million for the prior year. The decrease was primarily due to the reduction in service revenues coupled with a decrease in gross margin. Gross margin for the year ended December 26, 2004 was 21.6% as compared with 22.4% for the prior year period. The decrease was primarily due to higher benefits and insurance costs associated with our healthcare professionals and other direct costs.

Selling, General and Administrative.   Selling, general and administrative expenses decreased to $82.1 million, or 19.7% of revenues for the year ended December 26, 2004, as compared to $90.5 million, or 17.6% of revenues for the prior year. The decrease was primarily due to the elimination of expenses associated with locations closed and other cost reduction programs implemented as part of a restructuring initiative that was implemented in the second quarter of 2003. Additionally, the second quarter of 2003 included an $0.8 million restructuring charge associated with the restructuring initiative.

Depreciation and Amortization.   Depreciation and amortization decreased to $6.3 million for the year ended December 26, 2004, as compared to $6.8 million for the prior year.

Loss on Early Extinguishment of Debt.   There was no loss from the early extinguishment of debt in 2004. There was a loss on early extinguishment of debt of $3.6 million in 2003 due to the December 2003 refinancing.

Interest Expense, Net.   Interest expense, net, decreased to $3.5 million for the year ended December 26, 2004 as compared to $4.7 million for the prior year. The decrease was primarily due to lower average outstanding borrowings.

Provision for (Benefit from) Income Taxes.   Our effective income tax benefit rate for the year ended December 26, 2004 was 31.7% as compared to an effective income tax provision rate of 40.2% in the prior year. The decrease in the effective tax benefit rate was due to nondeductible items having a greater percentage impact on the rate than on the actual tax dollar amount.

Loss from Discontinued Operations, Net of Taxes.   There was no loss from discontinued operations for the year ended December 26, 2004 as compared to a loss from discontinued operations, net of taxes, of $0.5 million for the prior year. In the second quarter of 2003, we discontinued our physician staffing services.

Net Income (Loss).   As a result of the above, we incurred a net loss of $1.3 million for the year ended December 26, 2004 as compared to net income of $5.0 million for the prior year.

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

Cash flow from operations was $12.9 million for the year ended December 25, 2005 as compared to $26.7 million for the year ended December 26, 2004. During the year ended December 25, 2005, we used cash generated from operations to repay $8.2 million of borrowings under our senior credit facility and capital lease obligations.

As of December 25, 2005, we had net working capital of $41.9 million as compared to $49.9 million as of December 26, 2004. The decrease was primarily due to a reduction in accounts receivable and prepaid expenses.

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

On September 24, 2005 and December 25, 2005, we amended the terms of the Senior Credit Facility whereby certain financial covenants were favorably amended and the expiration date was extended to January 2, 2007.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (6.6% at December 25, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (8.5% at December 25, 2005) with interest payable as interest rate contacts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 25, 2005, we were in compliance with all covenants.

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

For the year ended December 25, 2005, the weighted average interest rate for the loans under the Senior Credit Facility was 6.7%. As of December 25, 2005, the blended rate for loans outstanding under the Senior Credit Facility was 7.1%.

As of December 25, 2005, $6.0 million was outstanding on the Term Loan and $18.0 million was outstanding under the Revolver. As of December 25, 2005, an additional $20.4 million was immediately available for borrowing under the Revolver.

Capital expenditures were $3.2 million for the year ended December 25, 2005 and were $2.9 million for the prior year. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 25, 2005 (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations	$23,991	$—	$23,991	$—	$—
Operating leases	17,182	4,518	5,170	3,128	4,366
Capital lease obligations	1,019	317	413	289	—
Total	$42,192	$4,835	$29,574	$3,417	$4,366

Critical Accounting Policies

In response to the Securities and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-

going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

•                    We have recorded goodwill and other intangibles resulting from our acquisitions through December 25, 2005. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. During the year ended December 25, 2005, we reevaluated our reporting units and determined that each branch location represented a reporting unit, as opposed to viewing the entire company as one reporting unit previously. We performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit. In accordance with SFAS No. 142, we performed our annual review for impairment during the fourth quarter of fiscal 2005 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on that analysis, no impairment was noted at any individual reporting unit. Accordingly, there was no financial impact in 2005 relating to the change in the reporting units for goodwill impairment testing.

We will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. Should impairment indicators be present, including branches not achieving their expected operating results, additional analysis will be performed to determine the extent of any impairment and the associated charge will be recorded to the statement of operations. Should we decide to exit a market and close one or more of our reporting units, the associated goodwill will be written off with a charge to the statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record an impairment charge in the future, it could have an adverse impact on results of operations.Subsequent to year end, we decided to close certain per diem nurse branches. As a result, during the first quarter of 2006, we will take a charge of approximately $3.0 million to write down the associated impaired goodwill.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 25, 2005, we had borrowings of $24.0 million under our credit facility that were subject to variable rates, with a blended rate of 7.1%. As of December 25, 2005, an adverse change of 1.0%

in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annual basis.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Controls

The term “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that no changes in internal control over financial reporting occurred during the quarter ended December 25, 2005 that has materially affected, or is reasonably likely Item  B    Other Informationto materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III.

Item 10.   Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Board Nominees Proposal—Directors and Executive Officers”, “—Nominees for Class II Directors—Term Expiring 2009”, “—Class I Directors—Term Expiring 2008”, “—Class III Directors—Term Expiring 2007”, “—Non-Director Executive Officers”, “—Board of Directors and Committees”, “—Compliance with Section 16(a) of the Exchange Act” and “—Code of Business Conduct and Ethics” and is incorporated herein by reference.

Item 11.   Executive Compensation

Information regarding executive compensation is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Board Nominees Proposal—Board of Directors and Committees”, “Director Compensation,” “—Executive Compensation”, “—Employment Agreements”, and “—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Board Nominees Proposal—Principal Stockholders” and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Board Nominees Proposal—Certain Transactions” and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

Information regarding principal accounting fees and services is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

3.                Exhibits:

See the Exhibit Index on page 34 of this Annual Report on Form 10-K.

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

Signature	Title	Date
/s/ Robert J. Adamson	Chairman of the Board, Chief Executive Officer	March 3, 2006
Robert J. Adamson	and Director (Principal Executive Officer)
/s/ N. Larry McPherson	Chief Financial Officer (Principal Financial	March 3, 2006
N. Larry McPherson	Officer and Principal Accounting Officer)
/s/ Joel Ackerman	Director	March 3, 2006
Joel Ackerman
/s/ Anne Boykin	Director	March 3, 2006
Anne Boykin
/s/ C. Daryl Hollis	Director	March 3, 2006
C. Daryl Hollis
/s/ Philip Incarnati	Director	March 3, 2006
Philip Incarnati
/s/ Edward J. Robinson	Director	March 3, 2006
Edward J. Robinson
/s/ David J. Wenstrup	Director	March 3, 2006
David J. Wenstrup
/s/ David Wester	Director	March 3, 2006
David Wester

EXHIBIT INDEX

Exhibit No.	Description
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

10.17+

Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gary Peck, dated March 10, 2005 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004 (File No. 001-31299)).

10.18+	General Waiver and Release of Claims, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gary Peck, dated January 17, 2006 (filed herewith).
10.19+

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

10.22+

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

10.24

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

10.28

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

10.29

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

10.31

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

10.32

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

10.33

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

10.37

Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.38

License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

10.39

Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (File No. 001-31299)).

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 25, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 25, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated:  February 24, 2006

/s/ Robert J. Adamson	/s/ N. Larry McPherson
Robert J. Adamson Chairman and Chief Executive Officer	N. Larry McPherson Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Medical Staffing Network Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Medical Staffing Network Holdings, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medical Staffing Network Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Medical Staffing Network Holdings, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medical Staffing Network Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 25, 2005 and December 26, 2004 and for each of the three years in the period ended December 25, 2005 and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Staffing Network Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2005. These financial statements are the responsibility of Medical Staffing Network Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 25, 2005 and December 26, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medical Staffing Network Holdings, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 24, 2006

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 25,	December 26,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$42	$345
Accounts receivable, net of allowance for doubtful accounts of $772 and $1,064 at December 25, 2005 and December 26, 2004, respectively	55,863	57,478
Prepaid expenses	1,966	6,406
Other current assets	4,576	4,758
Total current assets	62,447	68,987
Furniture and equipment, net of accumulated depreciation of $21,698 and $18,650 at December 25, 2005 and December 26, 2004, respectively	8,427	8,481
Goodwill, net of accumulated amortization of $8,545 at both December 25, 2005 and December 26, 2004	130,589	129,474
Intangible assets, net of accumulated amortization of $2,394 and $1,663 at December 25, 2005 and December 26, 2004, respectively	2,253	2,438
Other assets	1,200	1,523
Total assets	$204,916	$210,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,099	$12,072
Accrued payroll and related liabilities	6,157	6,597
Current portion of capital lease obligations	317	385
Total current liabilities	20,573	19,054
Long-term debt	23,991	31,760
Deferred income taxes	9,790	9,808
Capital lease obligations, net of current portion	702	33
Other liabilities	612	222
Total liabilities	55,668	60,877
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,237 and 30,231 issued and outstanding at December 25, 2005 and December 26, 2004, respectively	302	302
Additional paid-in capital	284,432	284,411
Accumulated deficit	(135,486)	(134,687)
Total stockholders’ equity	149,248	150,026
Total liabilities and stockholders’ equity	$204,916	$210,903

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Service revenues	$402,507	$417,058	$512,985
Cost of services rendered	314,341	327,075	398,224
Gross profit	88,166	89,983	114,761
Operating expenses:
Selling, general and administrative	81,087	82,067	90,519
Depreciation and amortization	5,259	6,316	6,773
Other	512	—	—
Income from operations	1,308	1,600	17,469
Loss on early extinguishment of debt	—	—	3,555
Interest expense, net	2,767	3,541	4,685
Income (loss) from continuing operations before income taxes	(1,459)	(1,941)	9,229
Provision for (benefit from) income taxes	(660)	(615)	3,708
Income (loss) from continuing operations	(799)	(1,326)	5,521
Loss from discontinued operations, net of taxes	—	—	(506)
Net income (loss)	$(799)	$(1,326)	$5,015
Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.01)
Basic net income (loss) per share	$(0.03)	$(0.04)	$0.17
Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.02)
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.16
Weighted average number of common shares outstanding:
Basic	30,233	30,228	30,190
Diluted	30,233	30,228	30,807

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Par	Capital	Loss	Deficit)	Total
Balance at December 29, 2002	30,119	$301	$283,848	$(105)	$(138,376)	$145,668
Net income	—	—	—	—	5,015	5,015
Unrealized income on derivative, net of taxes	—	—	—	105	—	105
Comprehensive income	—	—	—	—	—	5,120
Exercise of stock options	90	1	498	—	—	499
Balance at December 28, 2003	30,209	302	284,346	—	(133,361)	151,287
Net loss and comprehensive loss	—	—	—	—	(1,326)	(1,326)
Exercise of stock options	22	—	65	—	—	65
Balance at December 26, 2004	30,231	302	284,411	—	(134,687)	150,026
Net loss and comprehensive loss	—	—	—	—	(799)	(799)
Exercise of stock options	6	—	21	—	—	21
Balance at December 25, 2005	30,237	$302	$284,432	$—	$(135,486)	$149,248

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Operating activities
Net income (loss)	$(799)	$(1,326)	$5,015
Loss from discontinued operations, net of taxes	—	—	506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early extinguishment of debt	—	—	3,555
Depreciation and amortization	5,259	6,316	6,773
Amortization of debt issuance cost	656	694	1,094
Deferred income taxes	(515)	2,568	4,618
Provision for doubtful accounts	486	1,213	3,226
Other	17	55	91
Changes in operating assets and liabilities:
Accounts receivable	1,673	9,911	22,396
Prepaid expenses and other current assets	4,714	2,511	(5,440)
Other assets	(171)	(132)	(564)
Accounts payable and accrued expenses	1,856	5,024	(1,458)
Accrued payroll and related liabilities	(440)	(19)	(2,787)
Other liabilities	198	(96)	194
Cash provided by continuing operations	12,934	26,719	37,219
Cash used in discontinued operations	—	—	(500)
Cash provided by operating activities	12,934	26,719	36,719
Investing activities
Cash paid for acquisitions, net of cash acquired	(1,887)	(24)	(10,803)
Purchases of furniture and equipment, net	(1,863)	(1,179)	(3,516)
Capitalized internally developed software costs	(1,332)	(1,753)	(1,113)
Net cash used in investing activities	(5,082)	(2,956)	(15,432)
Financing activities
Net repayments under revolving credit facility	(1,768)	(18,218)	(15,575)
Proceeds from borrowings on term loan	—	—	12,000
Principal payments on term loan	(6,000)	(5,000)	(20,877)
Proceeds from exercise of stock options	21	65	499
Principal payments under capital lease obligations	(408)	(1,090)	(1,104)
Net cash used in financing activities	(8,155)	(24,243)	(25,057)
Net decrease in cash	$(303)	$(480)	$(3,770)
Cash and cash equivalents at beginning of year	345	825	4,595
Cash and cash equivalents at end of year	$42	$345	$825

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Supplemental disclosure of noncash investing and financing activities:
Noncash payment of interest	$2,019	$2,703	$—
Purchases of equipment through capital leases	$1,009	$—	$185
Vendor supplied equipment	$267	$—	$—
Noncash payment of additional consideration related to an acquisition	$—	$4,161	$—
Noncash receipt of note receivable and interest receivable	$—	$(4,161)	$—
Noncash payoff of extinguished credit facility	$—	$—	$56,123
Additional consideration to be paid relating to acquisitions	$—	$—	$113
Supplemental disclosures of cash flow information:
Interest paid	$23	$23	$3,982
Income taxes paid (refunded), net	$(3,925)	$(4,835)	$(3,335)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s per diem general staffing assignments, which represent less than 2.0% of 2005 revenue,  place individuals in a variety of areas including clerical, janitorial and food services. The Company’s temporary healthcare staffing client base includes for-profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company provides its services through a network of over 100 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Temporary staffing services represent 100% of the Company’s consolidated revenue for years ended December 25, 2005, December 26, 2004 and December 28, 2003.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on December 26, 2005, using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

On December 1, 2005, the Company’s Compensation Committee accelerated the vesting of all of our unvested stock options awarded to employees under the Company’s 2001 Stock Incentive Plan (the 2001 Plan) (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated). As a result of the acceleration, options to acquire approximately 374,000 shares of the Company’s common stock (representing approximately 18% of the total outstanding

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options), which otherwise would have vested periodically over the next 48 months, became immediately exercisable. Approximately 50% of the accelerated options would have vested in 2006. If the Company had already adopted the fair value method, the acceleration of the options would have increased compensation expense by approximately $1.0 million in 2005 and would have decreased compensation expense approximately $0.5 million in 2006, $0.3 million in 2007 and $0.1 million in 2008.

The Compensation Committee’s decision to accelerate the vesting of these options was in response to the issuance of SFAS No. 123(R). By accelerating the vesting of these options, the Company has minimized the potential compensation expense that will be required to be recognized in future periods under SFAS No. 123(R). However, the impact of adoption of SFAS No. 123(R), which is not expected to be material, cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Stock-Based Compensation.

Changes in Accounting Principles

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowance for doubtful accounts, the determination of required accruals for health, workers compensation and professional liability that are partially self funded and the determination of estimates used in the impairment analysis of goodwill and other intangible assets.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. Each of the years ended December 25, 2005, December 26, 2004 and December 28, 2003 consisted of 52 weeks.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the creditworthiness of its depository banks. The Company has not historically experienced any losses on deposits.

Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist principally of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors. The Company does not generally require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectibility as well as management’s past experience with the customers.

Fixed Assets

Furniture and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or their estimated useful lives, whichever is shorter.

Certain leases for office equipment have been capitalized in accordance with the provisions of SFAS No. 13, Accounting for Leases, and are amortized over the lives of the related leases.

Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over their estimated useful life of three years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset exceeds its fair value. During the year ended December 25, 2005, the Company reevaluated its reporting units and determined that each branch location represented a reporting unit, as opposed to viewing the entire company as one reporting unit previously. The Company performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit. In accordance with SFAS No. 142, the Company performed its annual review for impairment during the fourth quarter of fiscal 2005 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on that analysis, no impairment was noted at any individual reporting unit. Accordingly, there was no financial impact in 2005 relating to the change in the reporting units for goodwill impairment testing.

The Company will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. Should impairment indicators be present, including branches not achieving their expected results, additional analysis will be performed to determine the extent of any impairment and the associated charge will be recorded to the statement of operations. Should the Company decide to exit a market and close one or more of its reporting units, the associated goodwill will be written off with a charge to the statement of operations (see Note 18).

The Company accounts for long-lived assets with definite useful lives pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with a definite useful life is determined by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds the fair value, as measured by projected undiscounted future cash flows. No impairment charges were recorded in any of the years ended December 25, 2005, December 26, 2004 and December 28, 2003.

The Company’s identifiable intangible assets are comprised of noncompete agreements, contractor databases, trademarks, trade names and customer relationships (see Note 5). The Company completed its review for annual impairment indicators for all intangible assets during the fourth quarter of 2005 and determined that there were no impairment indicators present.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

As of December 25, 2005, the Company had an outstanding $0.5 million letter of credit, as security on its Warrenville, Illnois, office lease. This letter of credit expires on May 6, 2006.

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

Debt Issuance Costs

Deferred costs related to the issuance of debt are being amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of $1.8 million, less accumulated amortization of $1.2 million at December 25, 2005, and $1.7 million, less accumulated amortization of $0.7 million at December 26, 2004, are recorded in other assets in the consolidated balance sheets.

Revenue Recognition

Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

Stock-Based Compensation

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. The Company accounts for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, currently recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, the Company did not recognize any compensation cost during each of the years ended December 25, 2005, December 26, 2004 and December 28, 2003 for stock-based employee compensation awards. The Company currently follows the accounting and disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, for stock options issued to employees and directors.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of applying the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148,  to the Company’s options would have the Company recording the following net income (loss) and pro forma net income (loss) per share amounts (in thousands, except per share information):

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Net income (loss) as reported	$(799)	$(1,326)	$5,015
Fair value method of stock based compensation, net of tax	(1,156)	(965)	(1,257)
Pro forma net income (loss)	$(1,955)	$(2,291)	$3,758
As reported basic income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.01)
As reported basic income (loss) per share	$(0.03)	$(0.04)	$0.17
As reported diluted income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.02)
As reported diluted income (loss) per share	$(0.03)	$(0.04)	$0.16
Pro forma basic income (loss) from continuing operations	$(0.06)	$(0.08)	$0.14
Discontinued operations, net of taxes	—	—	(0.02)
Pro forma basic income (loss) per share	$(0.06)	$(0.08)	$0.12
Pro forma diluted income (loss) from continuing operations	$(0.06)	$(0.08)	$0.14
Discontinued operations, net of taxes	—	—	(0.02)
Pro forma diluted income (loss) per share	$(0.06)	$(0.08)	$0.12

Pro forma information regarding net income or loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Expected life	4—8	3—8	3—8
Risk-free interest rate	3.91% - 4.66%	4.25% - 4.44%	3.25% - 4.19%
Volatility	60%	63%	70%
Dividend yield	0%	0%	0%

Advertising

The Company’s advertising expense consists primarily of print media, online advertising, direct mail marketing and promotional material. Advertising costs that are not considered direct response are expensed as incurred and were approximately $3.6 million, $3.4 million and $4.8 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

Income (Loss) Per Share

In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the 2005 and 2004 per share calculation because their effect would have been anti-dilutive. See Note 13 for the calculation of income (loss) per share.

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

As of December 25, 2005 and December 26, 2004, the Company had no derivative instruments. As of December 28, 2003, the Company marked to market the fair value of the interest rate swap agreement and recorded a loss of approximately $0.1 million. Additionally, in connection with the December 2003 refinancing of the credit facility (see Note 9), the Company wrote off the remaining balance of approximately $0.1 million.

Comprehensive Income (Loss)

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s net income (loss) and unrealized income on the derivative instrument for the years ended December 25, 2005, December 26, 2004 and December 28, 2003.

The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Net income (loss)	$(799)	$(1,326)	$5,015
Other comprehensive income:
Income on derivative, net of taxes	—	—	105
Total comprehensive income (loss)	$(799)	$(1,326)	$5,120

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

2.                 DISCONTINUED OPERATIONS

The Company discontinued its physician staffing services in the second quarter of 2003. Pursuant to the provisions of SFAS No. 144, results of operations are to be classified as discontinued when the disposal of the “component of an entity” has occurred or it has met the “held for sale” criteria. As such, the total is shown separately in the line item, loss from discontinued operations, net of taxes, in the Company’s consolidated statement of operations for the year ended December 28, 2003. There were no revenues or cost of services rendered from physician staffing services during the years ended December 25, 2005 and December 26, 2004. There were no net assets of the discontinued operations at December 25, 2005 and December 26, 2004.

Service revenues, cost of services, gross loss and loss from discontinued operations, net of taxes, for the year ended December 28, 2003 are as follows (in thousands):

Service revenues	$495
Cost of service revenues	(1,095)
Gross loss	$(600)
Loss before benefit from income taxes	$(845)
Benefit from income taxes	339
Loss from discontinued operations, net of taxes	$(506)

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been or are expected to be incurred or paid in subsequent quarters relating to this restructuring. A breakdown of the restructuring charge is as follows (in thousands):

Lease termination costs	$390
Office closing costs	164
Employee termination costs	158
Miscellaneous	51
Total	$763

4.                 ACQUISITIONS

On November 30, 2005, the Company acquired certain assets of Winnertech, a New Jersey based temporary healthcare staffing company, for approximately $0.6 million in cash, of which approximately $0.1 million was held in escrow, and the assumption of approximately $0.3 million in liabilities. Approximately $0.7 million and $0.1 million of the purchase price was allocated to goodwill and a non-compete agreement (three-year life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and, accordingly, the results of operations have been included in the consolidated statement of operations beginning from December 1, 2005, the date when the Company assumed control.

On March 31, 2005, the Company acquired certain assets of Quality Medical Professionals (QMP), a California based temporary allied healthcare staffing company, for approximately $1.0 million in cash, of which approximately $0.1 million was held in escrow, and the potential for additional consideration contingent upon QMP achieving certain financial results in the future. Approximately $0.4 million, $0.2 million, $0.1 million and $0.1 million of the purchase price was allocated to goodwill, customer contracts (two-year life), contractor databases (five-year life) and a non-compete agreement (six-year life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and, accordingly, the results of operations have been included in the consolidated statement of operations beginning from April 1, 2005, the date when the Company assumed control.

In March 2003, the Company acquired certain assets of Saber-Salisbury Group (SSG), a temporary healthcare staffing company, for approximately $10.8 million in cash, of which approximately $2.2 million was held in escrow and the potential for additional consideration contingent upon SSG achieving certain financial results. Approximately $10.4 million of the purchase price was allocated to goodwill. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from March 1, 2003, the date when the Company assumed substantial control over SSG.

The Company neither paid, nor accrued, any additional consideration related to acquisitions during 2005. In 2004, the Company paid approximately $0.1 million of additional consideration related to prior year acquisitions, and also had additional consideration pursuant to the TNI acquisition as the earnout amount due under the purchase agreement was set off against the $4.0 million note receivable and associated interest receivable of $0.2 million. In 2003, the Company made no payments of additional consideration related to prior year acquisitions but the Company accrued $0.1 million for additional consideration to be paid.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information reflects the results of operations for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information, in the schedule below, does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations (in thousands, except per share information):

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Service revenues	$405,612	$417,058	$515,892
Income from operations	1,447	1,600	17,754
Income (loss) from continuing operations	(1,320)	(1,941)	5,690
Income (loss) from discontinued operations, net of taxes	—	—	(506)
Net income (loss)	(712)	(1,326)	5,184
Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.02)	$(0.04)	$0.19
Discontinued operations, net of taxes	—	—	(0.02)
Basic net income (loss) per share	$(0.02)	$(0.04)	$0.17
Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.02)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.01)
Diluted net income (loss) per share	$(0.02)	$(0.04)	$0.17

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

Goodwill increased by $1.1 million from $129.5 million at December 26, 2004 to $130.6 million at December 25, 2005. This increase is associated with the goodwill recorded during 2005 relating to the QMP and Winnertech acquisitions.

The following reflects the changes to goodwill for the years ended December 25, 2005 and December 26, 2004 (in thousands):

	Years Ended
	December 25, 2005	December 26, 2004
Balance at beginning of year	$129,474	$125,028
Goodwill acquired during year	1,115	4,446
Impairment losses	—	—
Goodwill written off related to sale of business unit	—	—
Balance at end of year	$130,589	$129,474

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 25, 2005 and December 26, 2004, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows (in thousands):

	December 25, 2005			December 26, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Non-compete agreements (3—7.5 years)	$3,531	$(1,903)	$1,628	$3,348	$(1,408)	$1,940
Contractor database (5 years)	742	(366)	376	612	(224)	388
Customer relationships (3 years)	266	(125)	141	39	(31)	8
Total intangibles subject to amortization	4,539	(2,394)	2,145	3,999	(1,663)	2,336
Intangible assets not subject to amortization:
Trademarks, trade names	108	—	108	102	—	102
Total intangible assets	$4,647	$(2,394)	$2,253	$4,101	$(1,663)	$2,438

During 2004, the Company reevaluated the initial recording of certain of its goodwill and intangible assets. As a result of this reevaluation, the Company reduced the gross value of noncompete agreements by approximately $1.0 million and increased contractor database by $0.6 million, trademarks, trade names by $0.1 million, and customer relationships by less than $0.1 million. The cumulative net effect of these adjustments resulted in an increase to goodwill of approximately $0.3 million and a pre-tax decrease in amortization expense of approximately $0.2 million. Such adjustments were recorded in the fourth quarter of 2004 as they were not material to any period effected.

During 2005, the Company acquired intangible assets totaling $0.5 million as part of the QMP and Winnertech acquisitions (see Note 4). During 2004, the Company did not purchase any intangible assets. The Company recorded amortization expense on intangible assets of $0.7 million, $0.5 million and $0.7 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 25, 2005 is as follows (in thousands):

2006	$797
2007	698
2008	359
2009	224
2010	65

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.   FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following (in thousands):

	December 25,	December 26,
	2005	2004
Leasehold improvements	$1,485	$1,287
Furniture and equipment	15,475	14,015
Internally developed software	9,627	8,296
Equipment held under capital leases	3,537	3,533
Total	30,124	27,131
Less accumulated depreciation and amortization	(21,697)	(18,650)
Furniture and equipment, net	$8,427	$8,481

Depreciation expense from furniture and equipment was $4.5 million, $5.8 million and $6.1 million for each of the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

Accumulated amortization on assets held under capital leases was $2.5 million and $3.2 million at December 25, 2005 and December 26, 2004, respectively.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 25,	December 26,
	2005	2004
Insurance related accrued expenses	$9,041	$7,835
Accounts payable	1,330	1,694
Other	3,728	2,543
Total	$14,099	$12,072

8.   INCOME TAXES

As of December 25, 2005, December 26, 2004 and December 28, 2003, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Current income taxes
Federal	$(548)	$(2,865)	$(819)
State	403	(318)	(91)
Total current income taxes	(145)	(3,183)	(910)
Deferred income taxes	(515)	2,568	4,618
Provision for (benefit from) income taxes	$(660)	$(615)	$3,708

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 25,	December 26,
	2005	2004
Current deferred tax assets:
Provision for doubtful accounts	$317	$523
State NOL carryforwards	—	330
Accrued expenses	157	162
Insurance reserves	1,236	—
Total current deferred tax assets	$1,710	$1,015
Current deferred tax liabilities:
Prepaid expenses	(198)	—
Total current deferred tax assets, net	$1,512	$1,015
Noncurrent deferred tax assets:
Federal NOL carryforwards	$1,728	$—
State NOL carryforwards	1,169	—
Accrued expenses	242	154
Total noncurrent deferred tax assets	3,139	154
Noncurrent deferred tax liabilities:
Goodwill and intangible assets	(12,653)	(9,325)
Furniture and equipment	(276)	(637)
Total noncurrent deferred tax liabilities	(12,929)	(9,962)
Total noncurrent deferred tax liabilities, net	$(9,790)	$(9,808)

Current deferred tax assets are included in other current assets in the Company’s consolidated balance sheets. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is required as of December 25, 2005 and December 26, 2004. As of December 25, 2005, the Company had a Federal net operating loss carryforward of $5.1 million, which expires in 2020, and state net operating loss carryforwards of $29.9 million, the majority of which expire after 2019.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.6	3.6
Other state tax items	17.1	—	—
Non-deductible items	(12.4)	(10.7)	2.9
Other, net	2.9	4.8	(0.3)
Effective income tax rate	45.2%	31.7%	40.2%

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

Effective September 24, 2005 and December 25, 2005, the Company amended the terms of the Senior Credit Facility whereby certain financial covenants were favorably amended and the expiration date was extended to January 2, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (6.6% at December 25, 2005) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (8.5% at December 25, 2005) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 25, 2005, the Company was in compliance with all covenants.

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

As of December 25, 2005, $6.0 million was outstanding on the Term Loan and $18.0 million was outstanding under the Revolver. As of December 25, 2005, an additional $20.0 million was immediately available for borrowing under the Revolver.

A summary of long-term debt as of December 25, 2005 and  December 26, 2004 is as follows (in thousands):

	December 25,	December 26,
	2005	2004
Senior facility	$17,991	$19,760
Term loan	6,000	12,000
	23,991	31,760
Less current portion	—	—
	$23,991	$31,760

Scheduled maturities of long-term debt as of December 25, 2005 are as follows (in thousands):

2006	$—
2007	23,991

10.          EMPLOYEE BENEFIT PLANS

The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The Plan allows for its participants to defer up to 15% of annual salary up to the adjusted IRS maximum each year. In addition, the plan provides for matching 50% of the participants’ contributions, up to a maximum of 7% of the participants’ salary contributed and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. The Company’s matching contribution was approximately $1.0 million, $1.2 million and $1.4 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allows for its participants to defer up to 100% of annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company’s existing 401(k) plan (see above). In addition, the Company will match 50% of the participant’s contributions, up to a maximum of 7% of the participant’s salary contributed, a match that is consistent with the Company’s existing 401(k) plan. Participants may also contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan is a nonqualified funded deferred compensation plan and all participants’ contributions are held in trust in the Company’s name. As such, the Company recorded the fair value of the trust of $0.6 million and $0.4 million, in the other current assets and accounts payable and accrued expenses within the consolidated balance sheets for the years ended December 25, 2005 and December 26, 2004, respectively. The Company’s matching contribution was $0.1 million and $0.1 million for the years ended December 25, 2005  and December 26, 2004.

11.          COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

Future minimum lease payments under capital leases are as follows as of December 25, 2005 (in thousands):

2006	$378
2007	352
2008	348
2009 and thereafter	58
1,136
Less amount representing interest	(117)
Less amount classified as current	(317)
$702

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 25, 2005 associated with these agreements are as follows (in thousands):

2006	$4,518
2007	3,064
2008	2,106
2009	1,604
2010	1,524
Thereafter	4,366

Total operating lease expense was approximately $5.8 million for each of the years ended December 25, 2005 and December 26, 2004 and $6.3 million for the year ended December 28, 2003.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP (now known as Lerach Coughlin Stoia Geller Rudman and Robbins LLP) was appointed Plaintiffs’ Lead Counsel.

On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the “Complaint”). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants have a motion to dismiss the Complaint, which, on September 27, 2005, was granted in part as to those portions of Plaintiffs’ Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002, and denied as to the remaining claims. The litigation is now proceeding as to those portions of the complaint that were not dismissed.

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

12.          STOCKHOLDERS’  EQUITY

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2001 Plan was adopted by the Board on November 14, 2001. Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees, directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2.3 million shares of common stock. On June 17, 2003 the shareholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 2.8 million. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. On December 1, 2005, the Company’s Compensation Committee accelerated the vesting of all unvested stock options awarded to employees under the 2001 Plan (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated). As a result of the acceleration, options to acquire approximately 374,000 shares of the Company’s common stock (representing approximately 18% of the total outstanding options), which otherwise would have vested periodically over the next 48 months, became immediately exercisable. Approximately 50% of the accelerated options would have vested in 2006. Still, no option granted under the 2001 Plan can be exercised after the expiration of ten years and one day from the date of grant.

The Compensation Committee’s decision to accelerate the vesting of these options was in response to the issuance of SFAS No. 123(R). By accelerating the vesting of these options, the Company has minimized the potential compensation expense that will be required to be recognized in future periods under SFAS No. 123(R). However, the impact of adoption of SFAS No. 123(R), which is not expected to be material, cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Stock-Based Compensation.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2002	2,098,939	$6.84
Granted	235,788	$8.94
Exercised	(90,362)	$4.00
Forfeited	(272,304)	$7.21
Outstanding at December 28, 2003	1,972,061	$7.16
Granted	165,000	$7.27
Exercised	(21,633)	$2.22
Forfeited	(222,619)	$10.14
Outstanding at December 26, 2004	1,892,809	$6.88
Granted	326,000	$6.85
Exercised	(5,521)	$2.19
Forfeited	(150,956)	$8.07
Outstanding at December 25, 2005	2,062,332	$6.80
Exercisable at end of year	1,949,292	$6.78

Weighted Average Fair Value
Options granted during the year:
Issued at or above market price	$3.42

Information about options outstanding as of December 25, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.95 to $2.20	4.9	88,448	$2.18	88,448	$2.18
$6.00 to $6.06	6.0	1,407,567	$6.06	1,407,567	$6.06
$7.00 to $10.00	8.9	439,817	$7.39	326,777	$7.53
$14.00 to $21.00	6.9	126,500	$16.07	126,500	$16.07
		2,062,332	$6.80	1,949,292	$6.78

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.          INCOME (LOSS) PER SHARE

	Years Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(in thousands, except per share information)
Numerator for diluted income (loss) per share	$(799)	$(1,326)	$5,015
Denominator:
Denominator for basic income (loss) per share— weighted-average shares	30,233	30,228	30,190
Effect of dilutive shares:
Employee stock options	—	—	617
Denominator for diluted income (loss) per share—adjusted weighted-average shares and assumed conversions	30,233	30,228	30,807
Income (loss) per share—basic:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.01)
Basic net income (loss) per share	$(0.03)	$(0.04)	$0.17
Income (loss) per share—diluted:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	(0.02)
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.16

For the years ended December 25, 2005 and December 26, 2004, approximately 2.1 million and 1.9 million options, respectively, were excluded from the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For the year ended December 28, 2003, approximately 0.3 million incremental options were excluded from the denominator for diluted income per share as the impact of conversion was anti-dilutive.

14.          RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the years ended December 25, 2005, December 26, 2004 and December 28, 2003, the Company billed approximately $2.8 million, $3.3 million and $2.2 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million, at both December 25, 2005 and December 26, 2004.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During the year ended December 25, 2005, the Company billed approximately $0.4 million for its services and had a receivable balance from the healthcare system of approximately $0.1 million, at December 25, 2005.

The Company paid approximately $0.1 million, during each of the years ended December 25, 2005, December 26, 2004 and December 28, 2003, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration of maturity. The carrying amounts of the revolving credit note and term note approximate fair value because the interest rate is tied to a quoted variable index.

16.          INTEREST RATE SWAP

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

17.          UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2005 and 2004. This information was derived from unaudited interim financial statements that have been prepared on a basis consistent with the consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Dec. 25,	Sept. 25,	June 26,	Mar. 27,	Dec. 26,	Sept. 26,	June 27,	Mar. 28,
(in thousands, except per share amounts)	2005	2005	2005	2005	2004	2004	2004	2004
Service revenues	$97,651	$102,408	$101,872	$100,576	$98,459	$106,204	$106,002	$106,393
Gross profit	21,426	22,472	22,824	21,444	22,099	23,037	22,678	22,169
Net income (loss)	(292)	220	263	(990)	(78)	288	(939)	(597)
Basic net income (loss) per share	(0.01)	0.01	0.01	(0.03)	0.00	0.01	(0.03)	(0.02)
Diluted net income (loss) per share	(0.01)	0.01	0.01	(0.03)	0.00	0.01	(0.03)	(0.02)

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.          SUBSEQUENT EVENT

On February 1, 2006, the Company announced a plan to reorganize the infrastructure in its per diem nursing staffing business. Certain per diem branch locations will be closed as part of the Company’s ongoing efforts to increase productivity and reduce costs. The branch closures will allow management to focus on those markets in which there are better near-term opportunities. As a result of these initiatives, the Company expects to incur a charge of approximately $6.0 million in the first quarter of 2006. The charge will be comprised of approximately $3.0 million primarily related to severance costs and lease termination fees and approximately $3.0 million in non-cash goodwill impairment related to the branch closures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 25, 2005, and December 26, 2004, and for each of the three years in the period ended December 25, 2005, and have issued our report thereon dated February 24, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

February 24, 2006

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at	Charged to	Writeoffs	Balance at
	Beginning	Costs and	and	End
Description	of Period	Expenses	Adjustments	of Period
Allowance for doubtful accounts:
Year ended December 28, 2003	$2,757	$3,226	$(4,063)	$1,920
Year ended December 26, 2004	$1,920	$1,213	$(2,069)	$1,064
Year ended December 25, 2005	$1,064	$486	$(778)	$772

S-2