Form 10-Q
period 2006-03-26
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2006-04-28
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,236,142 shares of common stock, par value $0.01 per share, were outstanding as of April 26, 2006.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 26, 2006	December 25, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$770	$42
Accounts receivable, net of allowance for doubtful accounts of $877 and $772 at March 26, 2006 and December 25, 2005, respectively	57,006	55,863
Prepaid expenses	1,051	1,966
Other current assets	4,910	4,576

Total current assets	63,737	62,447

Furniture and equipment, net of accumulated depreciation of $22,116 and $21,698 at March 26, 2006 and December 25, 2005, respectively	8,269	8,427
Goodwill, net of accumulated amortization of $8,545 at both March 26, 2006 and December 25, 2005	127,406	130,589
Intangible assets, net of accumulated amortization of $2,596 and $2,394 at March 26, 2006 and December 25, 2005, respectively	2,051	2,253
Other assets	806	1,200

Total assets	$202,269	$204,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,699	$14,099
Accrued payroll and related liabilities	8,439	6,157
Current portion of long-term debt	23,603	—
Current portion of capital lease obligations	269	317

Total current liabilities	49,010	20,573

Long-term debt	—	23,991
Deferred income taxes	7,226	9,790
Capital lease obligations, net of current portion	577	702
Other liabilities	660	612

Total liabilities	57,473	55,668

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 shares authorized: 30,237 shares issued and outstanding at both March 26, 2006 and December 25, 2005	302	302
Additional paid-in capital	284,463	284,432
Accumulated deficit	(139,969)	(135,486)

Total stockholders’ equity	144,796	149,248

Total liabilities and stockholders’ equity	$202,269	$204,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 26, 2006	March 27, 2005
Service revenues	$95,009	$100,576
Cost of services rendered	75,295	79,132

Gross profit	19,714	21,444
Operating expenses:
Selling, general and administrative	19,122	20,857
Depreciation and amortization	1,101	1,468
Restructuring and other charges	6,272	—

Loss from operations	(6,781)	(881)
Interest expense, net	689	797

Loss before benefit from income taxes	(7,470)	(1,678)
Benefit from income taxes	(2,987)	(688)

Net loss	$(4,483)	$(990)

Basic and diluted net loss per share	$(0.15)	$(0.03)

Weighted average number of common shares outstanding: Basic and diluted	30,236	30,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 26, 2006	March 27, 2005
Operating activities
Net loss	$(4,483)	$(990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,101	1,468
Amortization of debt issuance cost	175	176
Deferred income taxes	(2,987)	245
Provision for doubtful accounts	108	151
Goodwill impairment charge	3,183	—
Stock-based compensation expense	31	—
Changes in operating assets and liabilities:
Accounts receivable	(1,250)	(321)
Prepaid expenses and other current assets	1,004	(177)
Other assets	238	(95)
Accounts payable and accrued expenses	2,502	252
Accrued payroll and related liabilities	2,282	1,567
Other liabilities	48	3

Cash provided by operating activities	1,951	2,279

Investing activities
Purchases of furniture and equipment	(509)	(631)
Capitalized internal software costs	(232)	(518)

Cash used in investing activities	(741)	(1,149)

Financing activities
Net repayments under revolving credit facility	(388)	(793)
Principal payments under capital lease obligations	(94)	(184)
Proceeds from exercise of stock options	—	3

Cash used in financing activities	(482)	(974)

Net increase in cash and cash equivalents	728	156
Cash and cash equivalents at beginning of period	42	345

Cash and cash equivalents at end of period	$770	$501

Supplemental disclosure of non-cash investing and financing activities:
Noncash payment of interest	$740	$727

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three months ended March 26, 2006 and March 27, 2005.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated balance sheet as of December 25, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. In accordance with SFAS No. 142, the Company performs an annual review for impairment during the fourth quarter of its fiscal year by performing a fair value analysis of each reporting unit. The Company has determined that each branch location represents a reporting unit, as opposed to viewing the entire company as one reporting unit. Should impairment indicators be present, including branches not achieving their expected results, additional analysis will be performed to determine the extent of any impairment and the associated charge will be recorded to the consolidated statement of operations. Should the Company decide to exit a market and close one or more of its reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations (see Note 2).

Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform to the 2006 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 (File No. 001-31299).

2. RESTRUCTURING CHARGE AND GOODWILL IMPAIRMENT

As announced on February 1, 2006, the Company initiated a plan to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As of March 26, 2006, 13 per diem branches had been closed and approximately 75 branch staff and corporate employees were terminated as part of the restructuring. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in restructuring and other charges in the Company’s consolidated statement of operations for the three months ended March 26, 2006. A breakdown of the restructuring charge is as follows (in thousands):

	Charge	Paid as of March 26, 2006	Accrued at March 26, 2006
Employee termination costs	$1,537	$503	$1,034	(1)
Lease termination costs	909	136	773	(2)
Office closing costs	240	175	65	(2)
Miscellaneous other costs	403	346	57	(2)

Total	$3,089	$1,160	$1,929

(1)          Included in accrued payroll and related liabilities in the Company’s condensed consolidated balance sheet.

(2)          Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

Coinciding with the branch closures, the Company concluded that the goodwill associated with the closed branches was fully impaired. As a result, for the three months ended March 26, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

3. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of March 26, 2006, approximately 880,000 shares are available for future issuance.

Prior to December 26, 2005, the Company accounted for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and, accordingly, recognized no compensation expense for stock option grants when the exercise price of the options equaled, or was greater than, the market value of the underlying stock on the date of grant.

Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), using the modified prospective transition method. Under this method, compensation cost recognized for the three months ended March 26, 2006 included compensation cost for all share-based payments modified or granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for periods prior to December 26, 2005 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to four years. The fair value for employee stock options for the three months ended March 26, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.54%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 59%; and a weighted-average expected life of the options of 6 years. The expected life of the options is based on the historical exercise behavior of certain Company employees. The expected volatility factor is based on historic volatility of the market price of the Company’s common stock.

As a result of adopting SFAS No. 123(R) on December 26, 2005, for the three months ended March 26, 2006, the Company’s loss from operations, loss before benefit from income taxes and net loss was larger by less than $0.1 million, than if it had continued to account for share-based compensation under APB No. 25. Had the Company accounted for stock-based compensation in accordance with SFAS No. 123 for the three months ended March 26, 2006, the expense would have been the same as under SFAS No. 123(R). Basic loss per share for the three months ended March 26, 2006 would have remained unchanged at $0.15 if the Company had not adopted SFAS No. 123(R). The impact on earnings from the adoption of SFAS No. 123(R) for the three months ended March 26, 2006 was significantly minimized by the December 1, 2005 decision of the Company’s Compensation Committee to accelerate the vesting of all unvested stock options awarded to employees (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated). However, the future impact on earnings from the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company did not grant any stock options to employees during the first quarter of 2006.

The adoption of SFAS No. 123(R) had no effect on cash flow from operating activities and cash flow from financing activities for the three months ended March 26, 2006.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three months ended March 27, 2005:

Net loss as reported	$(990)
Fair value method of stock based compensation, net of tax	(155)
Pro forma net loss	$(1,145)

As reported:
Basic and diluted loss per share	$(0.03)

Pro forma:
Basic and diluted loss per share	$(0.04)

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the three months ended March 27, 2005: an average risk-free interest rate for the period of 4.05%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 63%; and a weighted-average expected life of the options ranging from 3 to 8 years.

The following table summarizes information related to the Company’s stock option activity for the three months ended March 26, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2005	2,062,332	$6.80
Granted	—	$0.00
Exercised	—	$0.00
Forfeited	(90,583)	$7.16

Outstanding at March 26, 2006	1,971,749	$6.77

Exercisable at March 26, 2006	1,942,042	$6.77

The following table summarizes information about options outstanding and exercisable as of March 26, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 1.95 to $2.20	4.7	88,448	$2.18	88,448	$2.18
$ 6.00 to $6.06	5.8	1,407,567	$6.06	1,407,567	$6.06
$ 7.00 to $10.00	8.5	350,734	$7.48	321,027	$7.53
$ 14.00 to $21.00	6.6	125,000	$16.08	125,000	$16.08

		1,971,749	$6.77	1,942,042	$6.77

The total intrinsic value of both options outstanding and options exercisable is $0.3 million at March 26, 2006.

As of March 26, 2006, there was less than $0.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized, on a straight-line basis, over a period of 1.6 years.

4. LONG-TERM DEBT

On June 25, 2004, the Company amended its senior credit facility (the Senior Credit Facility) to reduce the revolving credit facility (the Revolver) capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the term loan (the Term Loan) by 1.0%. In conjunction with the amendment, on July 1, 2004, the Company repaid $5.0 million of borrowings under the Term Loan. The $5.0 million cannot be re-borrowed under the terms of the Term Loan.

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and a $7.0 million availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.2% at March 26, 2006) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (9.2% at March 26, 2006) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of March 26, 2006, the Company was in compliance with all covenants.

As of March 26, 2006, $6.0 million was outstanding on the Term Loan and $17.6 million was outstanding under the Revolver, which is all classified as a current liability due to the Senior Credit Facility maturing in less than one year. An additional $21.0 million was immediately available for borrowing under the Revolver as of March 26, 2006.

5. COMPREHENSIVE LOSS

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive loss for the three months ended March 26, 2006 and March 27, 2005.

6. LOSS PER SHARE

	Three Months Ended
(in thousands, except per share amounts)	March 26, 2006	March 27, 2005

Numerator:
Numerator for basic and diluted loss per share	$(4,483)	$(990)

Denominator:
Denominator for basic loss per share	30,236	30,231
Effect of dilutive shares:
Employee stock options	—	—
Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	30,236	30,231

Basic and diluted loss per share	$(0.15)	$(0.03)

For both the three months ended March 26, 2006 and March 27, 2005, approximately 2.0 million options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

7. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended March 26, 2006 and March 27, 2005, the Company billed approximately $0.6 million and $0.8 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both March 26, 2006 and December 25, 2005.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During each of the three months ended March 26, 2006 and March 27, 2005, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at both March 26, 2006 and December 25, 2005.

The Company paid less than $0.1 million during each of the three months ended March 26, 2006 and March 27, 2005, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

8. CONTINGENCIES

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

On March 29, 2004, a third class action lawsuit brought on behalf of the same class of the Company’s stockholders, making claims under the Securities Act similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams, was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Defendants removed this case to the United States District Court for the Southern District of Florida and Plaintiff moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants opposed. On September 16, 2004, the federal district court entered an order granting Plaintiff’s motion to remand. On January 6, 2005, the state court stayed the state court proceedings until further order of the court. The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

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

The Department of Labor (DOL) is currently conducting a wage and hour review regarding the Company’s payment of certain “on-call” employees who work from their homes after normal business hours. The Company is cooperating fully with the review and believes that all employees were properly paid.

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

•                  Results of operations. This section provides an analysis of our results of operations for the three months ended March 26, 2006 relative to the three months ended March 27, 2005 presented in the accompanying condensed consolidated statements of operations.

•                  Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of March 26, 2006.

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

Service Revenues

Temporary staffing services represent 100% of our consolidated revenue. For the three months ended March 26, 2006, approximately 74% of our revenues were derived from per diem nurse staffing, 19% from various non-nursing allied specialties, such as radiology and diagnostic imaging specialists and clinical laboratory technicians, and 7% from travel nurse staffing.

Approximately 79% of our revenues for the three months ended March 26, 2006 were generated from our per diem branch network, with the balance coming from our centralized travel nurse and allied staffing operating hubs.

Restructuring and Other Charges

On February 1, 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, we incurred a charge of approximately $6.3 million for the three months ended March 26, 2006. The charge was comprised of approximately $3.1 million primarily related to severance costs and contract and lease termination fees and approximately $3.2 million in non-cash goodwill impairment related to the branch closures.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended
	March 26, 2006	March 27, 2005

Service revenues	100.0%	100.0%
Cost of services rendered	79.2	78.7

Gross profit	20.8	21.3
Selling, general and administrative	20.1	20.7
Depreciation and amortization	1.2	1.4
Restructuring and other charges	6.6	—

Loss from operations	(7.1)	(0.9)
Interest expense, net	0.7	0.8

Loss before benefit from income taxes	(7.8)	(1.7)
Benefit from income taxes	(3.1)	(0.7)

Net loss	(4.7)	(1.0)

Comparison of Three Months Ended March 26, 2006 to Three Months Ended March 27, 2005

Service Revenues. Service revenues decreased $5.6 million, or 5.5%, to $95.0 million for the three months ended March 26, 2006 as compared to $100.6 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals primarily due to the closure of branches during the first quarter of 2006. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem, branch-based staffing revenues decreased $5.2 million, or 6.9%, to $74.6 million for the three months ended March 26, 2006 as compared to $80.2 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due to the underperforming branches that were closed in the recent restructuring.

Revenues from our allied and travel nurse staffing divisions increased 1.9% and 5.3%, respectively, from the first quarter of 2005.

Cost of Services Rendered. Cost of services rendered decreased $3.8 million, or 4.8%, to $75.3 million for the three months ended March 26, 2006 as compared to $79.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals.

Gross Profit. Gross profit decreased $1.7 million, or 8.0%, to $19.7 million for the three months ended March 26, 2006 as compared to $21.4 million for the comparable prior year period. The decrease was due to the reduction in revenue coupled with a reduction in gross margin. Gross margin for the three months ended March 26, 2006 was 20.7% as compared with 21.3% for the comparable prior year period. The decrease was primarily due to a combination of lower permanent placement revenue and higher benefit and housing costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $19.1 million, or 20.1% of revenues, for the three months ended March 26, 2006,  compared to $20.9 million, or 20.7% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with cost reduction measures, including the branch closures during the first quarter of 2006.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 26, 2006 was $1.1 million, as compared to $1.5 million for the comparable prior year period. The decrease was primarily attributable to more fixed assets becoming fully depreciated.

Restructuring and Other Charges. Restructuring and other charges represents the charges incurred for the three months ended March 26, 2006 associated with our per diem nurse staffing division restructuring initiated on February 1, 2006, including approximately $3.1 million in costs related to severance and contract and lease terminations and approximately $3.2 million in non-cash, goodwill impairment charges related to branch closures.

Interest Expense, Net. Interest expense, net, decreased to $0.7 million for the three months ended March 26, 2006, as compared to $0.8 million for the comparable prior year quarter. The decrease was primarily due to lower average outstanding borrowings.

Benefit from Income Taxes. Our effective income tax benefit rate for the three months ended March 26, 2006 was 40.0% as compared to 41.0% in the comparable prior year period.

Net Loss. As a result of the above, net loss increased to $4.5 million for the three months ended March 26, 2006 as compared to net loss of $1.0 million for the comparable prior year period. Excluding the restructuring and goodwill impairment charges, the net loss for the three months ended March 26, 2006 would have been $0.7 million.

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

Cash flow from operating activities was $2.0 million for the three months ended March 26, 2006 as compared to $2.3 million for the three months ended March 27, 2005. During the three months ended March 26, 2006, we used cash generated from operating activities to repay $0.5 million of borrowings under our senior credit facility (the Senior Credit Facility) and capital lease obligations and $0.7 million to fund capital expenditures.

As of March 26, 2006, we had net working capital of $14.7 million as compared to $41.9 million as of December 25, 2005. This significant decrease is primarily due to reclassifying our outstanding debt as a current liability, given that it now matures in less than a year.

Available borrowings under the Senior Credit Facility is an important component of our liquidity. On June 25, 2004, we amended the Senior Credit Facility to reduce the revolving credit facility (the Revolver) capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Loan by 1.0%. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the term loan (the Term Loan). The $5.0 million cannot be re-borrowed under the terms of the Term Loan. The impact of repaying the higher average interest rate borrowings under the Term Loan, offset partially by the marginally higher interest rates, will reduce the overall cost of capital under the Senior Credit Facility going forward.

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.2% at March 26, 2006) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (9.2% at March 26, 2006) with interest payable as interest rate contacts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of March 26, 2006, we were in compliance with all covenants.

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

For the three months ended March 26, 2006, the weighted average interest rate for the loans under the Senior Credit Facility was 7.6%. As of March 26, 2006, the blended rate for loans outstanding under the Senior Credit Facility was 7.7%.

As of March 26, 2006, $6.0 million was outstanding on the Term Loan and $17.6 million was outstanding under the Revolver, which is all classified as a current liability due to the Senior Credit Facility maturing in less than one year. As of March 26, 2006, an additional $21.0 million was immediately available for borrowing under the Revolver and we had cash and cash equivalents of $0.8 million.

Capital expenditures were $0.7 million for the three months ended March 26, 2006 and $1.1 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

Because we rely on cash flow from operating activities as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

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

During the first three months of 2006, we repaid $0.4 million of our long-term debt obligations. As of March 26, 2006, the remaining balance of $23.6 million was reclassified as a current liability since the Senior Credit Facility now matures in less than one year. No material changes have occurred with regards to operating leases and capital lease obligations since December 25, 2005.

Critical Accounting Policies

In response to the Security and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 25, 2005.

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

•                  We have recorded goodwill and other intangibles resulting from our acquisitions through March 26, 2006. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. We have determined that each branch location represents a reporting unit, as opposed to viewing the entire company as one reporting unit. Should impairment indicators be present, including branches not achieving their expected results, additional analysis will be performed to determine the extent of any impairment and the associated charge will be recorded to the statement of operations. Should we decide to exit a market and close one or more of our reporting units, the associated goodwill will be written off with a charge to the statement of operations.

In connection with the branch closures during the first quarter of 2006, we concluded that the goodwill associated with the closed branches was fully impaired. As a result, for the three months ended March 26, 2006, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

•                  Effective December 26, 2005, we adopted SFAS No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires us to recognize compensation cost related to our share-based payment transactions with employees in our financial statements. SFAS 123(R) requires us to calculate this cost based on the grant date fair value of the equity instrument. Consistent with our prior disclosures under SFAS 123, we have elected to calculate the fair value of our employee stock options using the Black-Scholes-Merton option pricing model. Using this model, we calculated the fair value for employee stock options granted during the three months ended March 26, 2006 based on the following assumptions: an average risk-free interest rate for the period of 4.54%; dividend yield of 0%; weighted-average volatility factor of the expected market price of our common stock of 59%; and a weighted-average expected life of the options of 6 years. Based on the Black-Scholes-Merton model and our assumptions, we recognized stock-based employee compensation expense of less than $0.1 million for the three months ended March 26, 2006.

SFAS 123(R) does not require the use of any particular option valuation model. Because our stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, it is possible that existing models may not necessarily provide a reliable measure of the fair value of our employee stock options. We selected the Black-Scholes-Merton model based on our prior experience with it, its widely-accepted use by issuers comparable to us, our review of alternate option valuation models and the structure of our stock-based compensation plans. Based on these factors, we believe that the Black-Scholes-Merton model, and the assumptions we made in applying it, provide a reasonable estimate of the fair value of our employee stock options.

The effect of applying the fair value method of accounting for stock options on reported net income for any period may not be representative of the effects for future periods because our outstanding options typically vest over a period of several years and additional awards may be made in future periods.

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

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

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

•                  Our ability to successfully complete our plan to restructure our per diem nurse staffing division and generate the expected cost savings;

•                  Our ability to successfully implement our acquisition and integration strategies;

•                  The effect of liabilities and other claims asserted against us;

•                  The effect of competition in the markets we serve;

•                  Our ability to carry out our business strategy;

•                  Our ability to leverage our cost structure;

•                  The loss of key officers and management personnel that could adversely affect our ability to remain competitive; and

•                  The effect of recognition by us of an impairment to goodwill.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 25, 2005, our Current Reports on Form 8-K, and our Registration Statement on Form S-1 (File No. 333-82438). We undertake no obligation to update the forward-looking statements in this filing. Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur. References in this filing to “Medical Staffing Network,” the “Company,” “we,” “us” and “our” refer to Medical Staffing Network Holdings, Inc. and its wholly owned subsidiaries.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Senior Credit Facility. As of March 26, 2006, we had borrowings of $23.6 million under the Senior Credit Facility that were subject to variable rates, with a blended rate of 7.7%. As of March 26, 2006, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annualized basis.

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

On March 29, 2004, a third class action lawsuit brought on behalf of the same class of our stockholders, making claims under the Securities Act similar to those in the lawsuits filed by Plaintiffs Joseph and Patricia Marrari and Tommie Williams, was commenced by Plaintiff Haddon Zia in the Florida Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Defendants removed this case to the United States District Court for the Southern District of Florida and Plaintiff moved to remand the case back to the Florida Circuit Court of the Fifteenth Judicial Circuit, which motion Defendants opposed. On September 16, 2004, the federal district court entered an order granting Plaintiff’s motion to remand. On January 6, 2005, the state court stayed the state court proceedings until further order of the court. The Zia complaint seeks rescission or damages as well as certain equitable relief and costs and attorney fees.

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

The Department of Labor (DOL) is currently conducting a wage and hour review regarding our payment of certain “on-call” employees, who work from their homes after normal business hours. We are cooperating fully with the review and believe that all employees were properly paid.

ITEM 1A.                                            RISK FACTORS

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 25, 2005. The risk factor below was disclosed in our Form 10-K and has been updated in light of the resignation of our chief financial officer, N. Larry McPherson, on March 30, 2006, which we do not believe will materially affect our business or financial results since our former chief financial officer, and current president, Kevin S. Little, will be assuming those responsibilities.

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

MEDICAL STAFFING NETWORK
HOLDINGS, INC.

Dated: April 28, 2006	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: April 28, 2006	By:	/s/N. Larry McPherson
N. Larry McPherson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of N. Larry McPherson, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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