Form 10-Q
period 2006-06-25
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2006-08-04
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,256,988 shares of common stock, par value $0.01 per share, were outstanding as of July 27, 2006.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 25,	December 25,
(in thousands, except per share amounts)	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208	$42
Accounts receivable, net of allowance for doubtful accounts of $949 and $772 at June 25, 2006 and December 25, 2005, respectively	56,763	55,863
Prepaid expenses	1,755	1,966
Other current assets	4,568	4,576

Total current assets	63,294	62,447

Furniture and equipment, net of accumulated depreciation of $22,834 and $21,698 at June 25, 2006 and December 25, 2005, respectively	7,990	8,427
Goodwill, net of accumulated amortization of $8,545 at both June 25, 2006 and December 25, 2005	127,667	130,589
Intangible assets, net of accumulated amortization of $2,795 and $2,394 at June 25, 2006 and December 25, 2005, respectively	1,852	2,253
Other assets	611	1,200

Total assets	$201,414	$204,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,990	$14,099
Accrued payroll and related liabilities	7,418	6,157
Current portion of long-term debt	21,754	—
Current portion of capital lease obligations	269	317

Total current liabilities	46,431	20,573

Long-term debt	—	23,991
Deferred income taxes	7,735	9,790
Capital lease obligations, net of current portion	506	702
Other liabilities	676	612

Total liabilities	55,348	55,668

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 shares authorized: 30,256 and 30,237 shares issued and outstanding at June 25, 2006 and December 25, 2005, respectively	303	302
Additional paid-in capital	284,523	284,432
Accumulated deficit	(138,760)	(135,486)

Total stockholders’ equity	146,066	149,248

Total liabilities and stockholders’ equity	$201,414	$204,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
(in thousands, except per share amounts)	2006	2005	2006	2005

Service revenues	$95,268	$101,872	$190,277	$202,448
Cost of services rendered	74,110	79,048	149,405	158,180

Gross profit	21,158	22,824	40,872	44,268

Operating expenses:
Selling, general and administrative	17,544	20,392	36,666	41,249
Depreciation and amortization	954	1,374	2,055	2,842
Restructuring and other charges	—	—	6,272	—
Income (loss) from operations	2,660	1,058	(4,121)	177

Interest expense, net	646	655	1,335	1,452

Income (loss) before provision for (benefit from) income taxes	2,014	403	(5,456)	(1,275)
Provision for (benefit from) income taxes	805	140	(2,182)	(548)

Net income (loss)	$1,209	$263	$(3,274)	$(727)

Basic net income (loss) per share	$0.04	$0.01	$(0.11)	$(0.02)

Diluted net income (loss) per share	$0.04	$0.01	$(0.11)	$(0.02)

Weighted average number of common shares outstanding:
Basic	30,244	30,233	30,240	30,232
Diluted	30,289	30,290	30,240	30,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 25, 2006	June 26, 2005
Operating activities
Net loss	$(3,274)	$(727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,055	2,842
Amortization of debt issuance cost	350	329
Deferred income taxes	(2,182)	993
Provision for doubtful accounts	213	139
Goodwill impairment charge	3,183	—
Stock-based compensation expense	31	—
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	339
Prepaid expenses and other current assets	220	(1,533)
Other assets	403	(590)
Accounts payable and accrued expenses	2,775	2,317
Accrued payroll and related liabilities	1,261	164
Other liabilities	64	57

Cash provided by operating activities	3,985	4,330

Investing activities

Cash paid for acquisitions, net of cash acquired	(261)	(1,000)
Purchases of furniture and equipment	(765)	(1,002)
Capitalized internal software costs	(452)	(727)

Cash used in investing activities	(1,478)	(2,729)

Financing activities

Repayments of term note	—	(6,000)
Net repayments under revolving credit facility	(2,238)	4,580
Principal payments under capital lease obligations	(165)	(273)
Proceeds from exercise of stock options	43	6
Excess tax benefit from exercise of stock options	19	5

Cash used in financing activities	(2,341)	(1,682)

Net increase (decrease) in cash and cash equivalents	166	(81)
Cash and cash equivalents at beginning of period	42	345

Cash and cash equivalents at end of period	$208	$264

Supplemental disclosure of non-cash investing and financing activities:
Noncash payment of interest	$1,216	$1,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists and clinical laboratory technicians. The Company’s temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three and six months ended June 25, 2006 and June 26, 2005.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated balance sheet as of December 25, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life.  SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. In accordance with SFAS No. 142, the Company performs an annual review for impairment during the fourth quarter of its fiscal year by performing a fair value analysis of each reporting unit.  The Company has determined that each branch location represents a reporting unit, as opposed to viewing the entire company as one reporting unit.  Should impairment indicators be present, including branches not achieving their expected results, additional analysis will be performed to determine the extent of any impairment and the associated charge will be recorded to the consolidated statement of operations.  Should the Company decide to exit a market and close one or more of its reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations (see Note 3).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 (File No. 001-31299).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged.  The Company will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007.  The impact of adoption of FIN No. 48, which may be material, cannot be determined at this time.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company adopted SFAS No. 154 on December 26, 2005 and there was no impact upon adoption.

3. RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES

As announced on February 1, 2006, the Company initiated a plan to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated.  As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in restructuring and other charges in the Company’s consolidated statement of operations for the six months ended June 25, 2006.

A breakdown of the restructuring and other charges is as follows (in thousands):

	Charge	Cash paid as of June 25, 2006	Noncash charges as of June 25, 2006	Accrued at June 25, 2006

Employee termination costs	$1,537	$(587)	$(179)	$771	(1)
Lease termination costs	909	(336)	(41)	532	(2)
Office closing costs	240	—	(175)	65	(2)
Miscellaneous other costs	403	(86)	(287)	30	(2)
Impairment of goodwill	3,183	—	(3,183)	—

Total	$6,272	$(1,009)	$(3,865)	$1,398

(1)          Included in accrued payroll and related liabilities in the Company’s condensed consolidated balance sheet.

(2)          Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

Coinciding with the branch closures, the Company concluded that the goodwill associated with the closed branches was fully impaired. As a result, for the six months ended June 25, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill charge.  This amount is included in restructuring and other charges in the Company’s consolidated statement of operations for the six months ended June 25, 2006.

4. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of June 25, 2006, approximately 1.0 million shares are available for future issuance upon the exercise of stock options.

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

Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), using the modified prospective transition method. Under this method, compensation cost recognized for the six months ended June 25, 2006 included compensation cost for all share-based payments modified or granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  Results for periods prior to December 26, 2005 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to four years.  The fair value for employee stock options for the three months ended June 25, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 5.05%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 58%; and a weighted-average expected life of the options of 6 years.

As a result of adopting SFAS No. 123(R) on December 26, 2005, for the three and six months ended June 25, 2006, the Company’s income (loss) from operations, income (loss) before provision for (benefit from) income taxes and net income (loss) were each reduced by less than $0.1 million and would have had no impact on basic or diluted net income (loss) per share, from what they would have been if the Company had continued to account for share-based compensation under APB No. 25.  If the Company had accounted for stock-based compensation in accordance with SFAS No. 123 for the three and six months ended June 25, 2006, the expense would have been the same as under SFAS No. 123(R).

The impact on earnings from the adoption of SFAS No. 123(R) for the three and six months ended June 25, 2006 was significantly minimized by the December 1, 2005 decision of the Company’s Compensation Committee to accelerate the vesting of all unvested stock options awarded to employees (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated).  However, the future impact on earnings from the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  The Company did not grant any stock options to employees during the first six months of 2006.

The adoption of SFAS No. 123(R) had no significant effect on cash flow from operating activities and cash flow from financing activities for the six months ended June 25, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and six months ended June 26, 2005:

	Three Months Ended	Six Months Ended

Net loss as reported	$263	$(727)
Fair value method of stock based compensation, net of tax	(147)	(302)
Pro forma net loss	$116	$(1,029)

As reported:
Basic and diluted loss per share	$0.01	$(0.02)

Pro forma:
Basic and diluted loss per share	$—	$(0.03)

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the three and six months ended June 26, 2005: an average risk-free interest rate of 4.05% - 4.41%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 62%; and weighted-average expected lives of the options ranging from 3 to 8 years.

The following table summarizes information related to the Company’s stock option activity for the six months ended June 25, 2006:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 25, 2005	2,062,332	$6.80
Granted	—	$—
Exercised	—	$—
Forfeited	(90,583)	$7.16

Outstanding at March 26, 2006	1,971,749	$6.77
Granted	—	$—
Exercised	(19,542)	$2.20
Forfeited	(121,213)	$7.65

Outstanding at June 25, 2006	1,830,994	$6.76

Exercisable at June 25, 2006	1,814,328	$6.76

The following table summarizes information about options outstanding and exercisable as of June 25, 2006:

	Options Outstanding			Options Exercisable
	Weighted
	Average				Weighted
Range	Remaining		Weighted		Average
of Exercise	Contractual		Average		Exercise
Prices	Life (Years)	Shares	Exercise Price	Shares	Price
$1.95 to $2.20	4.4	68,906	$2.17	68,906	$2.17
$6.00 to $6.06	5.6	1,385,812	$6.06	1,385,812	$6.06
$7.00 to $10.00	8.2	262,276	$7.60	245,610	$7.64
$14.00 to $21.00	6.3	114,000	$16.18	114,000	$16.18

$1.95 to $21.00	5.9	1,830,994	$6.76	1,814,328	$6.76

The total intrinsic value of both options outstanding and options exercisable is $0.2 million at June 25, 2006.

As of June 25, 2006, there was less than $0.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized, on a straight-line basis, over a period of 1.1 years.

5. ACQUISITIONS

On November 30, 2005, the Company acquired certain assets of Winnertech, a New Jersey based temporary healthcare staffing company, for approximately $0.6 million in cash, of which approximately $0.1 million was held in escrow, and the assumption of approximately $0.3 million in liabilities. Approximately $0.7 million and $0.1 million of the purchase price were allocated to goodwill and a non-compete agreement (three-year life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations (SFAS No. 141), and, accordingly, the results of operations have been included in the Company’s consolidated statement of operations beginning from December 1, 2005, the date when the Company assumed control.

On March 31, 2005, the Company acquired certain assets of Quality Medical Professionals (QMP), a California based temporary allied healthcare staffing company, for approximately $1.0 million in cash, of which approximately $0.1 million was held in escrow, and the potential for additional consideration contingent upon QMP achieving certain financial results for the next two twelve month periods following the transaction closing date. Approximately $0.4 million, $0.2 million, $0.1 million and $0.1 million of the purchase price were allocated to goodwill, customer contracts (two-year useful life), contractor databases (five-year useful life) and a noncompete agreement (six-year useful life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the Company’s condensed consolidated statement of operations beginning from April 1, 2005, the date when the Company assumed control.  During the three months ended June

25, 2006, the Company paid approximately $0.2 million of additional consideration related to QMP achieving certain financial results to date.

6. LONG-TERM DEBT

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and a $7.0 million availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.6% at June 25, 2006) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (9.7% at June 25, 2006) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of June 25, 2006, the Company was in compliance with all covenants.

As of June 25, 2006, $6.0 million was outstanding on the Term Loan and $15.8 million was outstanding under the Revolver, which is all classified as a current liability because the Senior Credit Facility matures in less than one year. Based on the aforementioned revolver borrowing availability formula, up to an additional $23.1 million could be available for borrowing under the Revolver as of June 25, 2006, subject to certain covenant compliance as defined in the Senior Credit Facility.

7. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three and six months ended June 25, 2006 and June 26, 2005, as such, comprehensive income (loss) is the same as net income (loss) for all period presented.

8. INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$1,209	$263	$(3,274)	$(727)

Denominator:
Denominator for basic and diluted income (loss) per share	30,244	30,233	30,240	30,232
Effect of dilutive shares:
Employee stock options	45	57	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,289	30,290	30,240	30,232

Basic and diluted net income (loss) per share	$0.04	$0.01	$(0.11)	$(0.02)

For the three months ended June 25, 2006 and June 26, 2005, 1.8 million and 2.0 million incremental options, respectively, were excluded from the denominator for diluted income (loss) per share as the impact of their conversion was anti-dilutive.  For the six months ended June 25, 2006 and June 26, 2005, 1.9 million and 2.0 million incremental options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

9. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three month periods ended June 25, 2006 and June 26, 2005, the Company billed approximately $0.7 million and $0.6 million, respectively, for its services. During the six month periods ended June 25, 2006 and June 26, 2005, the Company billed approximately $1.3 million and $1.4 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both June 25, 2006 and December 25, 2005.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During the three month periods ended June 25, 2006 and June 26, 2005, the Company billed approximately $0.1 million for its services. During the six month periods ended June 25, 2006 and June 26, 2005, the Company billed approximately $0.2 million and $0.1 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at both June 25, 2006 and December 25, 2005.

The Company paid less than $0.1 million during the six month periods ended June 25, 2006 and June 26, 2005, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

10. CONTINGENCIES

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against the Company in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002. These lawsuits also named as defendants certain of the Company’s directors and executive officers (collectively with the Company, the Defendants). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company’s initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (the Securities Act). The complaints seek compensatory damages, as well as costs and attorney fees.

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

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP (now known as Lerach Coughlin Stoia Geller Rudman and Robbins LLP) was appointed Plaintiffs’ Lead Counsel. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants filed a motion to dismiss the Complaint, which, on September 27, 2005, was granted in part as to those portions of Plaintiffs’ Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002, and denied as to the remaining claims.  On May 15, 2006, the Court granted Plaintiff’s motion for class certification.

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

•                  Results of operations.  This section provides an analysis of our results of operations for the three and six months ended June 25, 2006 relative to the three and six months ended June 26, 2005 presented in the accompanying condensed consolidated statements of operations.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of June 25, 2006.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses. Due to the uncertain economic conditions, we believe that nurses in many households have become a primary wage earner, which has caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisitions

In the first six months of 2006, we made no acquisitions. In the first six months of 2005, we purchased certain assets of a healthcare staffing company for an aggregate purchase price of $1.0 million. In addition, in the fourth quarter of 2005, we purchased certain assets of a healthcare staffing company, for approximately $0.9 million. The acquisitions were accounted for as purchases and, accordingly, the results of the acquired businesses were included in our condensed consolidated financial statements from the dates we assumed control.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenue. For the three months ended June 25, 2006, approximately 75% of our revenues were derived from per diem nurse staffing, 19% from various non-nursing allied specialties, such as radiology and diagnostic imaging specialists and clinical laboratory technicians, and 6% from travel nurse staffing.

For the six months ended June 25, 2006, approximately 74% of our revenues were derived from per diem nurse staffing, 20% from various non-nursing allied specialties, such as radiology and diagnostic imaging specialists and clinical laboratory technicians, and 6% from travel nurse staffing.

For the three and six months ended June 25, 2006, approximately 80% and 79% of our revenues, respectively, were generated from our per diem branch network, with the balance coming from our centralized travel nurse and allied staffing operating hubs.

Restructuring and Other Charges

On February 1, 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions.  This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions.  Additionally, certain operations and corporate staff positions were eliminated.  As a result of these initiatives, we incurred a charge of approximately $6.3 million in the first quarter of 2006.  The charge was comprised of approximately $3.1 million primarily related to severance costs and contract and lease termination fees and approximately $3.2 million in non-cash goodwill impairment related to the branch closures.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged.  We will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007.  The impact of adoption of FIN No. 48, which may be material, cannot be determined at this time.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. We adopted SFAS No. 154 on December 26, 2005 and there was no impact upon adoption.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	77.8	77.6	78.5	78.1

Gross profit	22.2	22.4	21.5	21.9
Selling, general and administrative	18.4	20.0	19.2	20.4
Depreciation and amortization	1.0	1.4	1.2	1.4
Restructuring and other charges	—	—	3.3	—

Income (loss) from operations	2.8	1.0	(2.2)	0.1
Interest expense, net	0.7	0.6	(0.7)	(0.7)

Income (loss) before provision for (benefit from) income taxes	2.1	0.4	(2.9)	(0.6)
Provision for (benefit from) income taxes	0.8	0.1	(1.2)	(0.2)

Net income (loss)	1.3	0.3	(1.7)	(0.4)

Comparison of Three Months Ended June 25, 2006 to Three Months Ended June 26, 2005

Service Revenues.  Service revenues decreased $6.6 million, or 6.5%, to $95.3 million for the three months ended June 25, 2006 as compared to $101.9 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals primarily due to the closure of branches during the first quarter of 2006. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem, branch-based staffing revenues decreased $2.8 million, or 3.6%, to $76.1 million for the three months ended June 25, 2006 as compared to $78.9 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring.

Revenues from our allied and travel nurse staffing divisions decreased 16.0% and 17.0%, respectively, from the second quarter of 2005.  The decreases were primarily due to a decrease in the number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $5.0 million, or 6.2%, to $74.1 million for the three months ended June 25, 2006 as compared to $79.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring and an increase in travel and benefit costs.

Gross Profit.  Gross profit decreased $1.6 million, or 7.3%, to $21.2 million for the three months ended June 25, 2006 as compared to $22.8 million for the comparable prior year period. The decrease was due to the reduction in revenue coupled with a reduction in gross margin. Gross margin for the three months ended June 25, 2006 was 22.2% as compared with 22.4% for the comparable prior year period. The decrease was primarily due to higher benefit and housing costs.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $17.5 million, or 18.4% of revenues, for the three months ended June 25, 2006, compared to $20.4 million, or 20.0% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with cost reduction measures, including the branch closures, during the first quarter of 2006.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 25, 2006 was $1.0 million, as compared to $1.4 million for the comparable prior year period. The decrease was primarily attributable to more fixed assets becoming fully depreciated.

Interest Expense, Net.  Interest expense, net, decreased slightly to $0.6 million for the three months ended June 25, 2006 compared to $0.7 million for the three months ended June 26, 2005.  The decrease is attributable to a lower average outstanding borrowings partially offset by an increased weighted average interest rate.

Provision For Income Taxes.  Our effective income tax rate for the three months ended June 25, 2006 was 40.0% as compared to 34.7% in the comparable prior year period. The 34.7% tax rate for the three months ended June 26, 2005, represents the quarterly tax rate required to arrive at our expected blended state and federal tax rate for the entire year of 43.0%. The decrease in the effective tax rate is due to nondeductible items having a smaller percentage impact on the rate than on the actual tax dollar amount.

Net Income.  As a result of the above, net income increased to $1.2 million for the three months ended June 25, 2006 as compared to $0.3 million for the comparable prior year period.

Comparison of Six Months Ended June 25, 2006 to Six Months Ended June 26, 2005

Service Revenues.  Service revenues decreased $12.1 million, or 6.0%, to $190.3 million for the six months ended June 25, 2006 as compared to $202.4 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals primarily due to the closure of branches during the first quarter of 2006. Average hourly billing rates remained relatively consistent with those in the comparable prior year period.

Per diem, branch-based staffing revenues decreased $8.4 million, or 5.3%, to $150.7 million for the six months ended June 25, 2006 as compared to $159.1 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring.

Revenues from our allied and travel nurse staffing divisions decreased 9.8% and 5.9%, respectively, from the first six months of 2005. The decreases were primarily due to a decrease in the number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $8.7 million, or 5.5%, to $149.4 million for the six months ended June 25, 2006 as compared to $158.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring and an increase in travel and benefit costs.

Gross Profit.  Gross profit decreased $3.4 million, or 7.7%, to $40.9 million for the six months ended June 25, 2006 as compared to $44.3 million for the comparable prior year period. The decrease was due to the reduction in revenue coupled with a reduction in gross margin. Gross margin for the six months ended June 25, 2006 was 21.5% as compared with 21.9% for the comparable prior year period. The decrease was primarily due to higher benefit and housing costs.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $36.7 million, or 19.2% of revenues, for the six months ended June 25, 2006, compared to $41.2 million, or 20.4% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with cost reduction measures, including the branch closures during the first quarter of 2006.

Depreciation and Amortization.  Depreciation and amortization for the six months ended June 25, 2006 was $2.1 million, as compared to $2.8 million for the comparable prior year period. The decrease was primarily attributable to more fixed assets becoming fully depreciated.

Restructuring and Other Charges.  Restructuring and other charges represents the charges incurred with our per diem nurse staffing division restructuring initiated on February 1, 2006, including approximately $3.1 million in costs related to severance and contract and lease terminations and approximately $3.2 million in non-cash, goodwill impairment charges related to branch closures.

Interest Expense, Net.  Interest expense, net, decreased to $1.3 million for the six months ended June 25, 2006, as compared to $1.5 million for the comparable prior year quarter.  The decrease was attributable to lower average outstanding borrowings partially offset by offset by an increased weighted average interest rate.

Benefit From Income Taxes.  Our effective income tax benefit rate for the six months ended June 25, 2006 was 40.0% as compared to 43.0% in the comparable prior year period. The decrease in the effective tax benefit rate is due to nondeductible items having a smaller percentage impact on the rate than on the actual tax dollar amount.

Net Loss.  As a result of the above, net loss increased to $3.3 million for the six months ended June 25, 2006 as compared to $0.7 million for the comparable prior year period. Included in the six months ended June 25, 2006 is a restructuring and goodwill impairment charge of $3.8 million, net of income taxes.

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

Cash flow provided by operating activities was $4.0 million for the six months ended June 25, 2006 as compared to $4.3 million for the six months ended June 26, 2005. During the six months ended June 25, 2006, we used cash generated from operating activities to repay $2.4 million of borrowings under our senior credit facility (the Senior Credit Facility) and capital lease obligations and $1.2 million to fund capital expenditures.

As of June 25, 2006, we had net working capital of $16.9 million as compared to $41.9 million as of December 25, 2005. This significant decrease is primarily due to the classification of our outstanding debt as a current liability, given that it now matures in less than a year.

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.6% at June 25, 2006) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (9.7% at June 25, 2006) with interest payable as interest rate contacts expire. Unused capacity under the Revolver bears interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of June 25, 2006, we were in compliance with all covenants.

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

For the six months ended June 25, 2006, the weighted average interest rate for the loans under the Senior Credit Facility was 7.8%. As of June 25, 2006, the blended rate for loans outstanding under the Senior Credit Facility was 8.2%.

As of June 25, 2006, $6.0 million was outstanding on the Term Loan and $15.8 million was outstanding under the Revolver, which is all classified as a current liability because the Senior Credit Facility matures in less than one year. As of June 25, 2006, based on the aforementioned revolver borrowing availability formula, up to an additional $23.1 million could be available for borrowing under the Revolver, subject to certain covenant compliance as defined in the Senior Credit Facility, and we had cash and cash equivalents on hand of $0.2 million.

Capital expenditures were $1.2 million for the six months ended June 25, 2006 and $1.7 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

We believe that our current cash balances, together with our ability to secure funds under a credit facility and other available sources of liquidity, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 25, 2005 (in thousands):

	Payments due by period
		Less than	1-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt obligations	$23,991	$—	$23,991	$—	$—
Operating leases	17,182	4,518	5,170	3,128	4,366
Capital lease obligations	1,019	317	413	289	—

Total	$42,192	$4,835	$29,574	$3,417	$4,366

During the first six months of 2006, we repaid $2.2 million of our long-term debt obligations. As of June 25, 2006, the remaining balance of $21.8 million was classified as a current liability since the Senior Credit Facility now matures in less than one year.  No material changes have occurred with regards to operating leases and capital lease obligations since December 25, 2005.

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

•                  We have recorded goodwill and other intangibles resulting from our acquisitions through June 25, 2006. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit.  We have determined that each branch location represents a reporting unit, as opposed to viewing the entire company as one reporting unit.  Should impairment indicators be present, including branches not achieving their expected results, additional analysis will be performed to determine the extent, if any, of impairment and the associated charge will be recorded to the statement of operations.  Should we decide to exit a market and close one or more of our reporting units, the associated goodwill will be written off with a charge to the statement of operations.

In connection with the branch closures during the first quarter of 2006, we concluded that the goodwill associated with the closed branches was fully impaired. As a result, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. This amount is included in the restructuring and other charges line item on the accompanying condensed consolidated statements of operations for the six months ended June 25, 2006.

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

•                  The effect of recognition by us of an impairment to goodwill; and

•                  The refinancing of our Senior Credit Facility.

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Senior Credit Facility. As of June 25, 2006, we had borrowings of $21.8 million under the Senior Credit Facility that were subject to variable rates, with a blended rate of 8.2%. As of   June 25, 2006, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annualized basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and Chief Financial Officer, Kevin S. Little, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002. These lawsuits also named as defendants certain of our directors and executive officers (collectively with Medical Staffing Network, the Defendants). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (the Securities Act). The complaints seek compensatory damages, as well as costs and attorney fees.

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

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP (now known as Lerach Coughlin Stoia Geller Rudman and Robbins LLP) was appointed Plaintiffs’ Lead Counsel. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (the Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act.  The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants filed a motion to dismiss the Complaint, which, on September 27, 2005, was granted in part as to those portions of Plaintiffs’ Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002, and denied as to the remaining claims.  On May 15, 2006, the Court granted Plaintiff’s motion for class certification.

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

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 25, 2005. The risk factor below was disclosed in our Form 10-K and has been updated in light of the resignation of our chief financial officer, N. Larry McPherson, on March 30, 2006, which we do not believe will materially affect our business or financial results since our former chief financial officer and current president, Kevin S. Little, has assumed those responsibilities.

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

On June 1, 2006, we held our Annual Meeting of Stockholders, at which our stockholders voted on the election of three directors to serve until our 2009 Annual Meeting of Stockholders.

Our stockholders voted to elect the following Class II directors to serve until our 2009 Annual Meeting of Stockholders:

Nominee	In Favor	Withheld
Philip A. Incarnati	27,833,200	177,499
Edward J. Robinson	27,960,455	50,244
David Wester	27,955,455	55,244

Our directors who continue in office after the meeting are Joel Ackerman and Anne Boykin, who are Class I directors, and Robert J. Adamson, David J. Wenstrup and C. Daryl Hollis, who are Class III directors.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 4, 2006	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: August 4, 2006	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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