Form 10-Q
period 2006-09-24
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2006-11-02
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,256,988 shares of common stock, par value $0.01 per share, were outstanding as of October 30, 2006.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 24,	December 25,
	2006	2005
(in thousands, except per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,120	$42
Accounts receivable, net of allowance for doubtful accounts of $958 and $772 at September 24, 2006 and December 25, 2005, respectively	58,216	55,863
Prepaid expenses	2,645	1,966
Other current assets	3,352	4,576

Total current assets	65,333	62,447

Furniture and equipment, net of accumulated depreciation of $23,400 and $21,698 at September 24, 2006 and December 25, 2005, respectively	7,762	8,427
Goodwill	127,667	130,589
Intangible assets, net of accumulated amortization of $2,994 and $2,394 at September 24, 2006 and December 25, 2005, respectively	1,653	2,253
Other assets	430	1,200

Total assets	$202,845	$204,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,696	$14,099
Accrued payroll and related liabilities	8,276	6,157
Current portion of capital lease obligations	287	317

Total current liabilities	28,259	20,573

Long-term debt	18,264	23,991
Deferred income taxes	8,096	9,790
Capital lease obligations, net of current portion	433	702
Other liabilities	638	612

Total liabilities	55,690	55,668

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 shares authorized: 30,257 and 30,237 shares issued and outstanding at September 24, 2006 and December 25, 2005, respectively	303	302
Additional paid-in capital	284,528	284,432
Accumulated deficit	(137,676)	(135,486)

Total stockholders’ equity	147,155	149,248

Total liabilities and stockholders’ equity	$202,845	$204,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2006	2005	2006	2005
(in thousands, except per share amounts)
Service revenues	$95,646	$102,408	$285,923	$304,856
Cost of services rendered	73,904	79,936	223,309	238,116

Gross profit	21,742	22,472	62,614	66,740

Operating expenses:
Selling, general and administrative	18,358	19,696	55,024	60,945
Depreciation and amortization	927	1,241	2,982	4,083
Restructuring and other charges	–	512	6,272	512

Income (loss) from operations	2,457	1,023	(1,664)	1,200
Interest expense, net	651	653	1,986	2,105

Income (loss) before provision for (benefit from) income taxes	1,806	370	(3,650)	(905)
Provision for (benefit from) income taxes	722	150	(1,460)	(398)

Net income (loss)	$1,084	$220	$(2,190)	$(507)

Basic net income (loss) per share	$0.04	$0.01	$(0.07)	$(0.02)

Diluted net income (loss) per share	$0.04	$0.01	$(0.07)	$(0.02)

Weighted average number of common shares outstanding:
Basic	30,257	30,234	30,246	30,233
Diluted	30,300	30,292	30,246	30,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	Sept. 24, 2006	Sept. 25, 2005
Operating activities
Net loss	$(2,190)	$(507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,982	4,083
Amortization of debt issuance cost	527	482
Deferred income taxes	(1,554)	(153)
Provision for doubtful accounts	329	477
Goodwill impairment charge	3,183	–
Stock-based compensation expense	31	–
Changes in operating assets and liabilities:
Accounts receivable	(2,682)	(324)
Prepaid expenses and other current assets	632	3,796
Other assets	66	(19)
Accounts payable and accrued expenses	5,468	892
Accrued payroll and related liabilities	2,119	1,118
Other liabilities	26	145

Cash provided by operating activities	8,937	9,990

Investing activities

Cash paid for acquisitions, net of cash acquired	(261)	(1,000)
Purchases of furniture and equipment	(1,095)	(1,608)
Capitalized internal software costs	(621)	(1,019)
Cash used in investing activities	(1,977)	(3,627)

Financing activities

Repayments of term note	–	(6,000)
Net repayments under revolving credit facility	(5,727)	(133)
Principal payments under capital lease obligations	(221)	(338)
Proceeds from exercise of stock options	46	10
Excess tax benefit from exercise of stock options	20	7

Cash used in financing activities	(5,882)	(6,454)

Net increase (decrease) in cash and cash equivalents	1,078	(91)
Cash and cash equivalents at beginning of period	42	345

Cash and cash equivalents at end of period	$1,120	$254

Supplemental disclosure of cash flow information:
Interest paid, net	$20	$18
Income taxes refunded, net	$206	$3,902

Supplemental disclosure of non-cash investing and financing activities:
Noncash payment of interest	$1,689	$1,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services in the United States. The Company’s per diem healthcare staffing assignments place professionals, predominately nurses, at hospitals and other healthcare facilities to solve temporary staffing needs. The Company also provides staffing of allied health professionals such as radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists and respiratory therapists. The Company’s temporary healthcare staffing client base includes profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three and nine months ended September 24, 2006 and September 25, 2005.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

142, the Company performs an annual review for impairment during the fourth quarter of its fiscal year by performing a fair value analysis of each reporting unit.  The Company has determined that each branch location represents a reporting unit, as opposed to viewing the entire company as one reporting unit.  Should impairment indicators be present, including branches not achieving their expected results for a period of time deemed to be “other-than-temporary”, additional analysis will be performed to determine the extent, if any, of impairment and the associated charge will be recorded to the consolidated statement of operations.  Should the Company decide to exit a market and close one or more of its reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations (see Note 3).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 (File No. 001-31299).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value of Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements.  The Company will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007.  The impact of adoption of SFAS No. 157, which may be material, cannot be determined at this time.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged.  The Company will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007.  The Company is currently evaluating whether the adoption of FIN No. 48 will have a material effect on its consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted SFAS No. 154 on December 26, 2005 and there was no impact on the Company’s consolidated financial statements upon adoption.

3. RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES

As previously announced, on February 1, 2006, the Company initiated a plan to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated.  As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million relating to employee severance costs, branch closing costs and lease termination costs. The restructuring charge is included in restructuring and other charges in the Company’s condensed consolidated statement of operations for the nine months ended September 24, 2006.

A breakdown of the restructuring and other charges is as follows (in thousands):

		Cash paid	Noncash
		as of	charges as of	Accrued at
	Charge	Sept. 24, 2006	Sept. 24, 2006	Sept. 24, 2006

Employee termination costs	$1,537	$(861)	$(179)	$497	(1)
Lease termination costs	909	(483)	(41)	385	(2)
Office closing costs	240	–	(205)	35	(2)
Miscellaneous other costs	403	(96)	(287)	20	(2)
Impairment of goodwill	3,183	—	(3,183)	—

Total	$6,272	$(1,440)	$(3,895)	$937

(1)          Included in accrued payroll and related liabilities in the Company’s condensed consolidated balance sheet.

(2)          Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

Coinciding with the branch closures, the Company concluded that the goodwill associated with the closed branches was fully impaired. As a result, for the nine months ended September 24, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill charge.  This amount is included in restructuring and other charges in the Company’s condensed consolidated statement of operations for the nine months ended September 24, 2006.

4. STOCK-BASED COMPENSATION PLANS

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of September 24, 2006, approximately 1.0 million shares are available for future issuance upon the exercise of stock options.

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

Effective as of December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), using the modified prospective transition method. Under this method, compensation cost recognized for the nine months ended September 24, 2006 included compensation cost for all share-based payments modified or granted prior to, but not yet vested, as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  Results for periods prior to December 26, 2005 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to four years.  The fair value for employee stock options for the three months ended September 24, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.97%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 57%; and a weighted-average expected life of the options of 6 years.

As a result of adopting SFAS No. 123(R) on December 26, 2005, for the three and nine months ended September 24, 2006, the Company’s income (loss) from operations, income (loss) before provision for (benefit from) income taxes and net income (loss) were each reduced (increased) by less than $0.1 million and had no impact on basic or diluted net income (loss) per share, from what they would have been if the Company had continued to account for share-based compensation under APB No. 25.  If the Company had accounted for stock-based compensation in accordance with SFAS No. 123 for the three and nine months ended September 24, 2006, the expense would have been the same as under SFAS No. 123(R).

The impact on earnings from the adoption of SFAS No. 123(R) for the three and nine months ended September 24, 2006 was significantly minimized by the December 1, 2005 decision of the Company’s Compensation Committee to accelerate the vesting of all unvested stock options awarded to employees (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated).  However, the future impact on earnings from the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  The Company granted 7,500 stock options to employees during the three and nine months ended September 24, 2006.

The adoption of SFAS No. 123(R) had no significant effect on cash flow from operating activities and cash flow from financing activities for the nine months ended September 24, 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and nine months ended September 25, 2005:

	Three Months	Nine Months
	Ended	Ended

Net income (loss) as reported	$220	$(507)
Fair value method of stock based compensation, net of tax	(195)	(497)
Pro forma net income (loss)	$25	$(1,004)

As reported:
Basic and diluted income (loss) per share	$0.01	$(0.02)

Pro forma:
Basic and diluted income (loss) per share	$—	$(0.03)

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the three and nine months ended September 25, 2005: an average risk-free interest rate of 4.05% - 4.47%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 59%; and weighted-average expected lives of the options ranging from 3 to 8 years.

The following table summarizes information related to the Company’s stock option activity for the nine months ended September 24, 2006:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 25, 2005	2,062,332	$6.80
Granted	—	$—
Exercised	—	$—
Forfeited	(90,583)	$7.16

Outstanding at March 26, 2006	1,971,749	$6.77
Granted	—	$—
Exercised	(19,542)	$2.20
Forfeited	(121,213)	$7.65

Outstanding at June 25, 2006	1,830,994	$6.76
Granted	7,500	$6.00
Exercised	(1,304)	$2.20
Forfeited	(35,334)	$7.23

Outstanding at September 24, 2006	1,801,856	$6.75

Exercisable at September 24, 2006	1,777,690	$6.75

The following table summarizes information about options outstanding and exercisable as of September 24, 2006:

	Options Outstanding			Options Exercisable
	Weighted
	Average				Weighted
Range	Remaining		Weighted		Average
of Exercise	Contractual		Average		Exercise
Prices	Life (Years)	Shares	Exercise Price	Shares	Price

$1.95 to $2.20	4.2	68,645	$2.17	68,645	$2.17
$6.00 to $6.06	5.3	1,392,269	$6.06	1,384,769	$6.06
$7.00 to $10.00	8.0	227,942	$7.69	211,276	$7.75
$14.00 to $21.00	6.1	113,000	$16.19	113,000	$16.19

$1.95 to $21.00	5.7	1,801,856	$6.75	1,777,690	$6.75

The total intrinsic value of both options outstanding and options exercisable is $0.8 million at September 24, 2006.

As of September 24, 2006, there was less than $0.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized, on a straight-line basis, over a period of 3.8 years.

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

Pursuant to the terms of the Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.9% at September 24, 2006) with interest payable monthly or as interest rate contracts expire. The Term Loan bore interest at LIBOR plus an applicable margin (9.7% at September 24, 2006) with interest payable as interest rate contracts expire. Unused capacity under the Revolver bore interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 24, 2006, the Company was in compliance with all covenants.

On September 29, 2006, the Company amended its Senior Credit Facility (see Note 11 for additional information).

As of September 24, 2006, $6.0 million was outstanding on the Term Loan and $12.3 million was outstanding under the Revolver. In accordance with the provisions of the amended facility, an additional $20.7 million would be immediately available for borrowing under the Revolver as of September 24, 2006.

7. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three and nine months ended September 24, 2006 and September 25, 2005, as such, comprehensive income (loss) is the same as net income (loss) for all periods presented.

8. INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$1,084	$220	$(2,190)	$(507)

Denominator:
Denominator for basic and diluted income (loss) per share	30,257	30,234	30,246	30,233
Effect of dilutive shares:
Employee stock options	43	58	—	—
Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,300	30,292	30,246	30,233

Basic and diluted net income (loss) per share	$0.04	$0.01	$(0.07)	$(0.02)

For the three months ended September 24, 2006 and September 26, 2005, 1.7 million and 2.0 million incremental options, respectively, were excluded from the denominator for diluted income (loss) per share as the impact of their conversion was anti-dilutive.  For the nine months ended September 24, 2006 and September 25, 2005, 1.8 million and 1.9 million incremental options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

9. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended September 24, 2006 and September 25, 2005, the Company billed approximately $0.7 million for its services. During the nine months ended September 24, 2006 and September 25, 2005, the Company billed approximately $2.0 million and $2.1 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.2 million and $0.3 million at September 24, 2006 and December 25, 2005, respectively.

The Company provides staffing services to a healthcare system of which one of the Company’s directors, David Wester, is the President. During each of the three months ended September 24, 2006 and September 25, 2005, the Company billed approximately $0.1 million for its services. During each of the nine months ended September 24, 2006 and September 25, 2005, the Company billed approximately $0.2 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at September 24, 2006 and December 25, 2005.

The Company paid less than $0.1 million during each of the nine months ended September 24, 2006 and September 25, 2005, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

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

The Department of Labor (DOL) is currently conducting a wage and hour review regarding the Company’s payment of certain “on-call” employees who work from their homes after normal business hours and bonus payments made to certain per diem employees.  The Company is cooperating fully with the review and believes that all employees were properly paid.

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

11. SUBSEQUENT EVENT

On September 29, 2006, the Company amended its Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. As a result of amending its Senior Credit Facility, the Company has recorded amounts outstanding under the facility as long-term liabilities.  The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, the Company repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan. The Company will record a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write off a portion of the remaining unamortized debt issuance costs.

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

•                  Results of operations.  This section provides an analysis of our results of operations for the three and nine months ended September 24, 2006 relative to the three and nine months ended September 25, 2005 presented in the accompanying condensed consolidated statements of operations.

•                  Liquidity and capital resources.  This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of September 24, 2006.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses though we have seen small increases in bill rates over the past few months. Due to the uncertain economic conditions, we believe that nurses in many households have become a primary wage earner, which has caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will improve, but we are confident in the long-term growth of the industry. In a January 13, 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation prohibiting mandatory overtime and other states have similar legislation pending. In conjunction with the aforementioned factors, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Acquisitions

In the first nine months of 2006, we made no acquisitions, however we paid approximately $0.2 million of additional consideration related to a 2005 acquisition achieving certain financial results to date. In the first nine months of 2005, we purchased certain assets of a healthcare staffing company for an aggregate purchase price of $1.0 million. In addition, in the fourth quarter of 2005, we purchased certain assets of a healthcare staffing company, for approximately $0.9 million. The acquisitions were accounted for as purchases and, accordingly, the results of the acquired businesses were included in our condensed consolidated financial statements from the dates we assumed control.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenue. For the three months ended September 24, 2006, approximately 76% of our revenues were derived from per diem nurse staffing, 19% from various non-nursing allied specialties, such as radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists and respiratory therapists, and 5% from travel nurse staffing.

For the nine months ended September 24, 2006, approximately 75% of our revenues were derived from per diem nurse staffing, 19% from various non-nursing allied specialties, such as radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists and respiratory therapists, and 6% from travel nurse staffing.

For the three and nine months ended September 24, 2006, approximately 80% of our revenues were generated from our per diem branch network, with the balance coming from our centralized travel nurse and allied staffing operating hubs.

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

Recent Accounting Pronouncements

Fair Value of Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements.  We will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007.  The impact of adoption of SFAS No. 157, which may be material, cannot be determined at this time.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged.  We will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007.  We are currently evaluating whether the adoption of FIN No. 48 will have a material effect on our consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities at the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted SFAS No. 154 on December 26, 2005 and there was no impact on our consolidated financial statements upon adoption.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2006	2005	2006	2005
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	77.3	78.1	78.1	78.1

Gross profit	22.7	21.9	21.9	21.9
Selling, general and administrative	19.2	19.2	19.2	20.0
Depreciation and amortization	0.9	1.2	1.1	1.3
Restructuring and other charges	–	0.5	2.2	0.2

Income (loss) from operations	2.6	1.0	(0.6)	0.4
Interest expense, net	0.7	0.6	0.7	0.7

Income (loss) before provision for (benefit from) income taxes	1.9	0.4	(1.3)	(0.3)
Provision for (benefit from) income taxes	0.8	0.2	(0.5)	(0.1)

Net income (loss)	1.1	0.2	(0.8)	(0.2)

Comparison of Three Months Ended September 24, 2006 to Three Months Ended September 25, 2005

Service Revenues.  Service revenues decreased $6.8 million, or 6.6%, to $95.6 million for the three months ended September 24, 2006 as compared to $102.4 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals primarily due to the closure of branches during the first quarter of 2006 partially offset by an increase in bill rates that were slightly higher than that of the Consumer Price Index.

Branch-based per diem staffing revenues decreased $2.4 million, or 3.0%, to $76.8 million for the three months ended September 24, 2006 as compared to $79.2 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring, partially offset by the aforementioned increase in bill rates.

Revenues from our allied and travel nurse staffing divisions decreased 13.0% and 33.0%, respectively, from the comparable prior year period.  The decreases were primarily due to a decrease in the number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $6.0 million, or 7.5%, to $73.9 million for the three months ended September 24, 2006 as compared to $79.9 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring, partially offset by an increase in travel and benefit costs.

Gross Profit.  Gross profit decreased $0.8 million, or 3.2%, to $21.7 million for the three months ended September 24, 2006 as compared to $22.5 million for the comparable prior year period. The decrease was due to the reduction in revenue partially offset by an increase in gross margin. Gross margin for the three months ended September 24, 2006 was 22.7% as compared with 21.9% for the comparable prior year period. The 80 basis point increase was primarily due to the aforementioned increase in bill rates, partially offset by higher benefit and housing costs.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $18.4 million, or 19.2% of revenues, for the three months ended September 24, 2006, compared to $19.7 million, or 19.2% of revenues, for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with the first quarter 2006 restructuring initiative, including the branch closures.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 24, 2006 was $0.9 million, as compared to $1.2 million for the comparable prior year period. The decrease was primarily attributable to more fixed assets becoming fully depreciated.

Restructuring and Other Charges.  Restructuring and other charges for the three months ended September 25, 2005 was $0.5 million.  The amount represented legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

Interest Expense, Net.  Interest expense, net of $0.7 million for the three months ended September 24, 2006 was consistent with the comparable prior year period.  The lower average outstanding borrowings were offset by an increased weighted average interest rate.

Provision For Income Taxes.  Our effective income tax rate for the three months ended September 24, 2006 was 40.0% as compared to 40.5% in the comparable prior year period. The 40.5% tax rate for the three months ended September 25, 2005, represents the quarterly tax rate required to arrive at our expected blended state and federal tax rate for the entire year of 44.0%. The decrease in the effective tax rate is due to nondeductible items having a smaller percentage impact on the rate than on the actual tax dollar amount.

Net Income.  As a result of the above, net income increased to $1.1 million for the three months ended September 24, 2006 as compared to $0.2 million for the comparable prior year period. Included in the three months ended September 25, 2005 is other charges of $0.3 million, net of income taxes.

Comparison of Nine Months Ended September 24, 2006 to Nine Months Ended September 25, 2005

Service Revenues.  Service revenues decreased $19.0 million, or 6.2%, to $285.9 million for the nine months ended September 24, 2006 as compared to $304.9 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals primarily due to the closure of branches during the first quarter of 2006.

Branch-based per diem staffing revenues decreased $10.8 million, or 4.5%, to $227.5 million for the nine months ended September 24, 2006 as compared to $238.3 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring.

Revenues from our allied and travel nurse staffing divisions decreased 11.0% and 15.3%, respectively, for the nine months ended September 24, 2006 as compared to the comparable prior year period. The decreases were primarily due to a decrease in the number of hours worked by professionals.

Cost of Services Rendered.  Cost of services rendered decreased $14.9 million, or 6.2%, to $223.3 million for the nine months ended September 24, 2006 as compared to $238.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the underperforming branches that were closed in the first quarter 2006 restructuring and an increase in travel and benefit costs.

Gross Profit.  Gross profit decreased $4.1 million, or 6.2%, to $62.6 million for the nine months ended September 24, 2006 as compared to $66.7 million for the comparable prior year period. The decrease was due to the reduction in revenue. Gross margin for each of the nine months ended September 24, 2006 and September 25, 2005 was 21.9%.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $55.0 million, or 19.2% of revenues, for the nine months ended September 24, 2006, compared to $60.9 million, or 20.0% of revenues for the comparable prior year period. The decrease was primarily due to the elimination of expenses associated with the first quarter 2006 restructuring initiative, including the branch closures.

Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 24, 2006 was $3.0 million, as compared to $4.1 million for the comparable prior year period. The decrease was primarily attributable to more fixed assets becoming fully depreciated.

Restructuring and Other Charges.  Restructuring and other charges for the nine months ended September 24, 2006 was $6.3 million, as compared to $0.5 million for the comparable prior year period.  In 2006, the restructuring and other charges represents the charges incurred with our per diem nurse staffing division restructuring initiated on February 1, 2006, including approximately $3.1 million in costs related to severance and contract and lease terminations and approximately $3.2 million in non-cash, goodwill impairment charges related to branch closures.  In 2005, the restructuring and other charges represent legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

Interest Expense, Net.  Interest expense, net, decreased to $2.0 million for the nine months ended September 24, 2006, as compared to $2.1 million for the comparable prior year quarter.  The decrease was attributable to lower average outstanding borrowings partially offset by offset by an increased weighted average interest rate.

Benefit From Income Taxes.  Our effective income tax benefit rate for the nine months ended September 24, 2006 was 40.0% as compared to 44.0% in the comparable prior year period. The decrease in the effective tax benefit rate is due to nondeductible items having a smaller percentage impact on the rate than on the actual tax dollar amount.

Net Loss.  As a result of the above, net loss increased to $2.2 million for the nine months ended September 24, 2006 as compared to $0.5 million for the comparable prior year period. Included in the nine months ended September 24, 2006 is a restructuring and goodwill impairment charge of $3.8 million, net of income taxes and included in the nine months ended September 25, 2005 is other charges of $0.3 million, net of income taxes.

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

Cash flow provided by operating activities was $8.9 million for the nine months ended September 24, 2006 as compared to $10.0 million for the nine months ended September 25, 2005. During the nine months ended September 24, 2006, we used cash generated from operating activities to repay $5.7 million of borrowings under our senior credit facility (the Senior Credit Facility) and $0.2 million of capital lease obligations and $1.7 million to fund capital expenditures.

As of September 24, 2006, we had net working capital of $37.1 million as compared to $41.9 million as of December 25, 2005.

Available borrowings under the Senior Credit Facility is an important component of our liquidity.  On June 25, 2004, we amended the Senior Credit Facility to reduce the revolving credit facility (the Revolver) capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Loan by 1.0%. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of borrowings under the term loan (the Term Loan). The $5.0 million can not be re-borrowed under the terms of the Term Loan. The impact of repaying the higher average interest rate borrowings under the Term Loan, offset partially by the marginally higher interest rates, reduced the overall cost of capital under the Senior Credit Facility.

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

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the

Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.9% at September 24, 2006) with interest payable monthly or as interest rate contracts expire. The Term Loan bears interest at LIBOR plus an applicable margin (9.7% at September 24, 2006) with interest payable as interest rate contacts expire. At September 24, 2006, unused capacity under the Revolver bore interest at 0.5% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 24, 2006, we were in compliance with all covenants.

For the nine months ended September 24, 2006, the weighted average interest rate for the loans under the Senior Credit Facility was 8.0%. As of September 24, 2006, the blended rate for loans outstanding under the Senior Credit Facility was 8.5%.

On September 29, 2006, we amended the Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, the Company repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan. The impact of repaying the higher average interest rate borrowings under the Term Loan, will reduce the overall cost of capital under the Senior Credit Facility going forward. We will record a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write off a portion of the remaining unamortized debt issuance costs.

As the borrower under the Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $500,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, our subsidiary is subject to restrictions under the Senior Credit Facility against incurring additional indebtedness.

As of September 24, 2006, $6.0 million was outstanding on the Term Loan and $12.3 million was outstanding under the Revolver. In accordance with the provisions of the amended facility, as of September 24, 2006, an additional $20.7 million would be immediately available for borrowing under the Revolver, and we had cash and cash equivalents on hand of $1.1 million.

Capital expenditures were $1.7 million for the nine months ended September 24, 2006 and $2.6 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

During the first nine months of 2006, we repaid $5.7 million of our long-term debt obligations. No material changes have occurred with regards to operating leases and capital lease obligations since December 25, 2005.

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

•                  We have recorded goodwill and other intangibles resulting from our acquisitions through September 24, 2006. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit.  We have determined that each branch location represents a reporting unit, as opposed to viewing the entire company as one reporting unit.  Should impairment indicators be present, including branches not achieving their expected results for a period of time deemed to be “other-than-temporary”, additional analysis will be performed to determine the extent, if any, of impairment and the associated charge will be recorded to the consolidated statement of operations.  Should we decide to exit a market and close one or more of our reporting units, the associated goodwill will be written off with a charge to the statement of operations.

In connection with the branch closures during the first quarter of 2006, we concluded that the goodwill associated with the closed branches was fully impaired. As a result, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. This amount is included in the restructuring and other charges line item on the accompanying condensed consolidated statements of operations for the nine months ended September 24, 2006.

•                  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. This evaluation is continuing as we are currently evaluating the effects of adopting the provisions of FIN No. 48 in 2007. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

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

•                  Our ability to obtain additional financing, if required, in future periods.

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

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Senior Credit Facility. As of September 24, 2006, we had borrowings of $18.3 million under the Senior Credit Facility that were subject to variable rates, with a blended rate of 8.5%. As of September 24, 2006, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are in U.S. dollars.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely affected by inflation in the future.

ITEM 4.                  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and the President and Chief Financial Officer, Kevin S. Little, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Department of Labor (DOL) is currently conducting a wage and hour review regarding our payment of certain “on-call” employees, who work from their homes after normal business hours and bonus payments made to certain per diem employees.  We are cooperating fully with the review and believe that all employees were properly paid.

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

ITEM 6.                                                     EXHIBITS

The following exhibits are included herewith:

10.1

Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named herein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 2, 2006	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 2, 2006	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named herein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent.

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