Form 10-K
period 2006-12-31
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2007-03-07
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 23, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $74,033,710. As of February 28, 2007, there were 30,261,988 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2006.

All references to “Medical Staffing Network,” “we,” “us,” or “our,” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc.

PART I

Item 1.	Business

General Development of Business

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services (staffing assignments of less than thirteen weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Our travel staffing assignments place our professionals at hospitals and other healthcare facilities across the country for assignments typically lasting thirteen weeks. We believe we are also a leading provider of radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists and respiratory therapists, or “allied health” professionals, as measured by revenues. During 2004, we expanded our services to provide temporary general staffing. Our per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. We believe that general staffing compliments our temporary healthcare staffing and makes us a full service provider to our existing clients.

We serve our clients through what we believe to be the largest temporary healthcare staffing network in the United States, which was comprised as of December 31, 2006 of over 100 per diem branches that provide nurse staffing on a per diem basis in 40 states. Our extensive client base includes approximately 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our business has grown significantly since our founding in 1998. We call branches that we have opened since our inception “de novo” branches, as opposed to branches acquired from third parties. The majority of our branches were de novo branches as of December 31, 2006.

For the year ended December 31, 2006, we had revenues of $385.5 million and loss from operations of $28.3 million. Our fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The year ended December 31, 2006 consisted of 53 weeks. Excluding the 53rd week, 2006 revenues would have been approximately $378.6 million. During the year ended December 31, 2006, we earned 75% of our revenues from our per diem nurse staffing assignments, 20% from our allied health assignments and 5% from our travel nurse staffing assignments.

We believe the flexibility of our service offerings provides substantial value to our clients and professionals. We provide our clients with significant assistance in managing their profitability by giving them a high degree of control in managing their labor costs without sacrificing clinical expertise. In addition, working on a per diem or short term contract basis allows our healthcare professionals substantial flexibility in balancing their careers with their lifestyle objectives.

We were formed as a Delaware corporation in 1998. Our predecessor corporation, Southeast Staffing Partners, Inc., a Florida corporation, was founded in June 1997.

Industry Overview

The temporary nurse staffing market has two major components: per diem nurse staffing and travel nurse staffing. Per diem nurse staffing is the largest sector of the temporary healthcare staffing industry, providing healthcare professionals for assignments of a single shift to thirteen weeks, and is used to meet local labor shortages and openings due to holidays, vacations, illness and staff turnover, as well as daily and seasonal fluctuations in hospital volume. The per diem nurse staffing market operates with many local operators and is highly fragmented. The per diem nurse staffing model requires a local presence in every market served because these short-term staffing needs are typically filled on a local basis, and is dependant on the relationship that exists between local operators, local professionals and the healthcare facility.

In the travel nurse staffing market, healthcare facilities hire travel nurses on a contracted, fixed-term basis to meet seasonal fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel nurse staffing companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. The travel nurse staffing model utilizes a centralized approach to serving its clients.

Allied health staffing consists of highly specialized radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists, respiratory therapists and other similar healthcare vocations. These professionals are staffed on both a per diem and travel basis.

Service revenues and gross profit margins have been under pressure as demand for temporary nurses has been going through a period of contraction. However, the rate of service revenue contraction has slowed during the past year and gross profit margins increased during the past year. Due to the uncertain economic times, we believe that nurses in many households have become a primary wage earner, which has caused such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation establishing designated nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, we believe that the prospects for the healthcare staffing industry should improve as hospitals experience higher admissions levels and increasing shortages of healthcare workers.

Description of the Business

We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, allied health professionals and travel nurses. While we have a national presence, we operate on a local basis through an integrated network, which consisted of over 100 per diem branches in 40 states as of December 31, 2006, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Temporary Staffing Services Provided

The per diem nurse staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a thirteen week assignment. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 30 facilities. The allied health staffing portion of our business specializes in providing allied health professionals to hospitals, nursing homes, clinics and surgical ambulatory care centers and retail pharmacies, both on a per diem and a travel basis. We believe our allied health staffing business to be among the largest in the country as measured by revenues. Allied health staffing specialties that we staff include diagnostic imaging and radiology technicians, clinical laboratory technicians, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The travel nurse staffing portion of our business provides nurses and surgical technicians to hospitals and other healthcare facilities across the country for assignments typically lasting thirteen weeks.

National Branch Network

We currently operate an integrated network, which consists of over 100 per diem branches located in 40 states as of December 31, 2006 as well as centralized travel nurse staffing and allied health offices. Our per diem branches are organized into several geographic regions, each of which is coordinated by a regional director. Our centralized travel staffing and allied health offices are national in scope. These offices serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling, and sales and marketing. Each per diem branch is responsible for covering a specific local geographic region. Our typical per diem branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator.

The cost structure of our typical per diem branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that we believe is easily scaleable to meet increasing demand.

Recruitment and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. Our active pool of professionals was approximately 24,000 in 2006. We typically attract new recruits via word of mouth. The majority of our senior operations management have nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and enhances our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

•

Flexible Staffing Assignments. We provide our professionals with the flexibility to tailor their staffing schedules to accommodate lifestyle choices. There are many reasons why qualified healthcare professionals choose to work on a per diem basis, but most are motivated by the ability to balance their profession with their other responsibilities and interests. Our professionals are able to choose not only when they work but also where they work. Our scheduling systems are designed to place our professionals in facilities and shifts where they have had a productive and positive experience with our clients.

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

•

Choice of Pay Frequency. Our ability to offer pay as frequently as daily provides our professionals with another key element of flexibility. Rather than waiting for the end of a traditional weekly or biweekly pay period, our professionals can be paid immediately after completing their shifts. This allows our branch staff to maintain an active dialogue with our professionals regarding future assignments. This consistent interaction fosters unique relationships that distinguish us from our competition.

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

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2006, we spent approximately 1% of our revenues on recruitment activities. Our recruiting activities include print advertisements in local newspapers and in trade journals, mailings, Internet listings and solicitations at trade conventions.

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

Pre-employment Qualifications. All of our healthcare professionals undergo a rigorous screening process that includes requirements such as a minimum of one year of related work experience and the successful completion of written tests specific to their area of specialty. Each applicant is typically interviewed in person by local branch personnel. We believe this sets us apart from our competitors who may not conduct face-to-face interviews. We also check prior work references, confirm the validity of the applicant’s professional license(s) and screen the applicant for any criminal activity. We also typically perform drug screening to ensure total compliance with facility drug screen requirements. All of these standards comply with or exceed those required by Occupational Safety & Health Administration (OSHA) and the Joint Commission.

Joint Commission Health Care Staffing Services Certification. We completed the Joint Commission’s voluntary comprehensive certification review process in 2006 to earn its Gold Seal of Approval for the second consecutive year. We were the first national provider of per diem nursing services to achieve the Joint Commission’s Health Care Staffing Services Certification, which provides us with another competitive advantage in the per diem nursing staffing marketplace. The Joint Commission’s Gold Seal of Approval is recognized nationwide as a symbol of quality that reflects a commitment to meeting certain performance standards.

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

Our third level of business development and relationship management is with the facility staffing coordinators and the after-hours and weekend supervisors who are the actual users of the services. Our branch managers and local staffing coordinators regularly contact these buyers to coordinate the daily staffing and scheduling of personnel.

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

MSN HealthWorks also monitors billing records using time cards to generate invoices for our clients and paycheck information for our employees. MSN HealthWorks operates as a single entry system, meaning that the initial shift confirmation entry enables our payroll to be generated at the branch level and the invoicing to be generated at our corporate office. This system enables us not only to monitor costs and compliance, but also to ensure that we respond to client requests as quickly as possible. We can typically fill a client staffing request in less than 15 minutes.

We have adapted MSN HealthWorks to provide our clients with functionality for budgeting and access to nurse and employee credentials via the Internet.

Competition

The temporary healthcare staffing industry is highly competitive. We compete with both national firms and local and regional firms. We compete with these firms to attract nurses and other healthcare professionals (collectively, temporary healthcare professionals) as well as to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to temporary healthcare professionals while they are on assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, quality and scope, price and geographic reach of our services.

The per diem market includes many local operators and is highly fragmented. The per diem staffing business requires a local presence in every market served since an important relationship exists between the local branch and the healthcare facility. We believe, however, that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the temporary healthcare staffing industry. Larger and more established firms have a critical mass of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services, which are cash flow intensive, to healthcare providers. As a result, sizable and established firms such as ours have had a significant advantage over small participants.

Some of our large competitors in the temporary healthcare staffing industry include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., On Assignment, Inc. and InteliStaf Healthcare, Inc.

Professional Liability Insurance

We retain the first $1.0 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. We believe this is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with many of our clients which state that we will defend, indemnify and hold harmless those clients against any act or omission or willful or reckless conduct, including negligence and misconduct. A majority of such agreements are reciprocal.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Temporary Healthcare Staffing License in the following jurisdictions in which we do business that require such licenses: Connecticut, Florida, Illinois, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, North Carolina, Rhode Island and Washington.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and travel allied health divisions are typically negatively impacted in December due to vacations taken over the year-end holidays.

Employees

As of December 31, 2006, we had approximately 1,000 branch, regional operations and corporate office employees. In addition, during 2006, we employed approximately 24,000 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

Generally, our per diem and travel staff are our employees. However, our certified registered nurse anesthetists and anesthesiologists are independent contractors. We have not entered into any long-term employment agreements with any of our healthcare professionals.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge in the “Investor Relations” section of our website at www.msnhealth.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available from the SEC’s website at http://www.sec.gov and at the offices of the New York Stock Exchange.

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

Risks Related to Our Business and Industry

If we are unable to attract qualified nurses and allied health professionals for our healthcare staffing business, our business could be negatively impacted.

We rely significantly on our ability to attract and retain nurses and allied health professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for temporary healthcare professionals with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, thereby decreasing the potential for growing our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

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

During the first quarter of 2006, we completed a plan to restructure our per diem nurse staffing division whereby certain per diem branches were closed. Additionally, certain operations and corporate staff were eliminated. The restructuring was in response to soft demand for our per diem nurse staffing services.

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., On Assignment, Inc. and InteliStaf Healthcare, Inc. Some of our competitors may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients. Furthermore, our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

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

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare facility clients. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our hospital and healthcare facility clients also fluctuates due to the seasonality and the timing of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

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

Several state governments have also attempted to control increasing healthcare costs. For example, the State of Massachusetts has implemented a regulation that limits the hourly rate billable by and payable to temporary nurse staffing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. The State of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary healthcare staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and earnings.

Furthermore, third party payers, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our staffing services.

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

The Joint Commission has created a set of quality and compliance standards by which to certify healthcare staffing providers. Healthcare staffing companies can apply to be reviewed by the Joint Commission to ensure that they are compliant with the standards. Healthcare facilities could potentially use only those providers that obtain certification. We went through the voluntary certification process in 2006 and received the Joint Commission’s Gold Seal of Approval for the second consecutive year. Upon subsequent review (which in the future will occur biannually), should we not meet the standards created by the Joint Commission, it could potentially have a material adverse effect on our business.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments. The system also tracks regulatory credentialing expirations and other relevant client and healthcare information. They also perform payroll, billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and staffing records reliably, pay our staff in a timely fashion and bill for services efficiently.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Since our founding in 1998, we have completed 28 acquisitions. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, restrictive covenants in our credit facility, including a covenant that requires us to obtain the approval of our lenders for any acquisition with a purchase price over $5 million, may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

On February 24, 2005, we amended the terms of our senior credit facility (the Senior Credit Facility), which provided for a $60.0 million revolving credit facility (the Revolver), whereby our term loan (the Term Loan) was reduced from $12.0 million to $6.0 million, the applicable margin for the Term Loan was reduced to 4.5%, the maturity of the Term Loan was extended to December 2006 and certain financial covenants were amended. The $6.0 million term loan repayment was funded with borrowings under the Revolver. On September 24, 2005 and December 25, 2005, we amended the terms of our Senior Credit Facility whereby certain financial covenants were favorably amended and the expiration date was extended to December 26, 2006 and January 2, 2007, respectively. On September 29, 2006, we amended our Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver and reducing the unused line fee. In conjunction with the amendment, on September 29, 2006, we repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan through borrowings under the Revolver. Effective December 29, 2006, we amended the terms of our Senior Credit Facility whereby certain financial covenants were favorably amended. Our ability to borrow under our Senior Credit Facility is based upon, and thereby limited by, the amount of our accounts receivable. Any material deterioration in our service revenues could reduce our borrowing base, which could cause us to lose our ability to borrow additional amounts under our Senior Credit Facility. In such a circumstance, the borrowing availability under our Senior Credit Facility may not be sufficient for our capital needs. During the fiscal year 2005 and 2006, our lenders amended certain financial covenants present in the Revolver. If covenant violations were to occur in the future and the lenders would not agree to modify the covenants or waive such violations, our ability to borrow under our Senior Credit Facility could be severely limited or eliminated which would have a material negative impact on our ability to fund ongoing operations.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals. In some instances, we are required to indemnify our hospital and healthcare facility clients against some or all of these risks. A failure of any of our employees or temporary healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. We retain the first $1.0 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our temporary healthcare professionals.

Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified temporary healthcare professionals in the future.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

We provide for certain types of risk management coverage through a program that is partially self-insured. We retain the first $1.0 million, per occurrence, of risk associated with professional liability claims. We retain the first $0.5 million, per occurrence, of risk associated with workers compensation claims. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial professional liability, workers compensation claims and/or medical coverage liabilities, our financial results may be adversely affected.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and recruitment personnel.

Our success depends upon the performance of our sales and recruitment personnel, especially regional directors, branch managers and staffing coordinators. The number of individuals who meet our qualifications for these positions is limited and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of these individuals. Competition for qualified sales and recruitment personnel in the line of business in which we operate is strong and there is a risk that we may not be able to retain our sales and recruitment personnel after we have expended the time and expense to recruit and train them.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, Patricia G. Donohoe, Lynne Stacy, Jan Casford and Patricia Layton. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 31, 2006, we had $99.1 million of goodwill on our consolidated balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2006, goodwill represented approximately 58% of our total assets.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment, for goodwill and intangible assets deemed to have an indefinite life, exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. During the year ended December 25, 2005, we reevaluated our reporting units and determined that each branch location represented a reporting unit, as opposed to our previous view that the entire business represented one reporting unit. We performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In accordance with SFAS No. 142, we performed our annual review for impairment during the fourth quarter of fiscal 2006 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on the analysis, impairment was noted at a number of individual reporting units. Accordingly, a charge to our recorded goodwill of $28.6 million was recorded in the line item “impairment of goodwill” on the consolidated statement of operations. We will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. On a quarterly basis we will review our reporting units for impairment indicators. If branches are not achieving their expected operating results, additional analysis may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.

Additionally, in connection with a first quarter 2006 restructuring initiative, we recorded a charge to our recorded goodwill of $3.2 million in the line item “impairment of goodwill” on the consolidated statement of operations to writeoff the goodwill associated with the closure of 13 per diem branches.

Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a non-cash charge to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to take an impairment charge to earnings, our stock price could be adversely affected.

Our costs of providing housing for temporary healthcare professionals in our travel business may be higher than we anticipate and, as a result, our margins could decline.

We currently have approximately 70 apartments on lease throughout the United States. If the costs of renting apartments and furniture for our temporary healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s or other professional’s housing lease exceeds the term of the nurse’s or other professional’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last thirteen weeks. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

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

Our executive officers and directors (including their affiliates) control approximately 51% of our outstanding common stock. Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus), owns approximately 48% of our common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Warburg Pincus and certain significant stockholders have demand registration rights to cause us to file, at any time and at our expense, a registration statement under the Securities Act of 1933, as amended (the Securities Act) covering resales of their shares. These shares represent approximately 48% of our outstanding common stock, or approximately 14.5 million shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	actual or anticipated changes in healthcare policy in the United States and internationally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise additional capital;

•	conditions of other healthcare staffing companies or the medical staffing industry generally;

•	conditions of healthcare provider companies; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the healthcare staffing industry generally.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 40 states and over 100 locations as of December 31, 2006. The facilities at our headquarters and at each of our locations are leased. The lease to our headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. As of December 31, 2006, we have two material operating leases. They include our corporate headquarters lease and a lease for approximately 32,000 square feet in Warrenville, Illinois, where our allied health and travel divisions are concentrated.

Item 3.	Legal Proceedings

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against Medical Staffing Network in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002. These lawsuits also named as defendants certain of our directors and executive officers (collectively with Medical Staffing Network, the Defendants). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with our initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act. The complaints seek compensatory damages, as well as costs and attorney fees.

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

On March 2, 2004, another class action complaint was filed against Medical Staffing Network and certain of our directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

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

Defendants and Lead Plaintiff have reached an agreement to settle the case, the terms of which are reflected in a Stipulation of Settlement filed with the District Court. Under the settlement agreement, Defendants expressly deny any violation of the securities laws or other wrongdoing. The settlement will create a $5 million cash fund that will be used to pay claims submitted by class members and pay fees and expenses of Plaintiffs’ Lead Counsel. The entire amount of the settlement is covered by our insurance and therefore will not have any impact on our earnings. The settlement agreement is subject to certain conditions, including the dismissal of the Zia action and the District Court’s review and final approval of the settlement. A fairness hearing was held on March 2, 2007 and the District Court issued a final judgment on March 6, 2007 approving the settlement and dismissing the action with prejudice.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE).

	High	Low
2005:
First Quarter	$8.31	$6.00
Second Quarter	$6.94	$4.52
Third Quarter	$6.75	$4.66
Fourth Quarter	$6.22	$4.72
2006:
First Quarter	$5.59	$4.73
Second Quarter	$5.29	$4.33
Third Quarter	$6.80	$4.90
Fourth Quarter	$6.95	$5.35

Our common stock has traded on the NYSE under the symbol “MRN” since our initial public offering on April 17, 2002. Prior to that time, there was no public trading market for our common stock.

As of February 28, 2007, there were 17 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Except as otherwise restricted by our current Senior Credit Facility, any payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. Our current Senior Credit Facility prohibits us and our subsidiaries from declaring or paying any dividends or any other distributions without the consent of lenders holding more than 50% of the sum of the loans under the facility (or if a single lender holds more than 50% of the loans under the facility, the consent of that lender and at least one other lender is required), except that (i) we and our subsidiaries may pay dividends or make other distributions to our subsidiaries but not to us and (ii) our operating subsidiary may pay dividends or make other distributions to us to be used to pay our operating expenses in an amount up to $500,000 in the aggregate in any fiscal year.

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2006.

The following table provides securities authorized for issuance under our equity compensation plans as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,724,211	$6.93	1,001,971
Equity compensation plans not approved by security holders (2)	68,645	$2.17	—

Total	1,792,856	$6.75	1,001,971

(1)	Includes options granted pursuant to our 2001 Stock Incentive Plan.
(2)	Includes options granted pursuant to our 1999 Plan, which has been frozen by the Board of Directors, such that no further options will be granted thereunder. For additional information, see our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected Consolidated Statements of Operations data for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 and the selected Consolidated Balance Sheet data as of December 31, 2006 and December 25, 2005 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected Consolidated Statements of Operations data for the years ended December 28, 2003 and December 29, 2002 and the selected Consolidated Balance Sheet data as of December 26, 2004, December 28, 2003, and December 29, 2002 are derived from our audited consolidated financial statements not included in this annual report. Each of the years presented includes 52 weeks of operations with the exception of the year ended December 31, 2006 which includes 53.

In the following tables, we provide you with select consolidated financial data and other operating information of Medical Staffing Network which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes included in this annual report.

	Fiscal Years Ended
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$385,450	$402,507	$417,058	$512,985	$478,827
Cost of services rendered	299,374	314,341	327,075	398,224	358,394

Gross profit	86,076	88,166	89,983	114,761	120,433
Selling, general and administrative expenses	75,619	81,087	82,067	90,519	78,102
Depreciation and amortization expenses	3,913	5,259	6,316	6,773	4,486
Impairment of goodwill(1)	31,753	—	—	—	—
Restructuring and other charges(2)	3,089	512	—	—	—

Income (loss) from operations	(28,298)	1,308	1,600	17,469	37,845
Loss on early extinguishment of debt(3)	79	—	—	3,555	—
Interest expense, net	2,446	2,767	3,541	4,685	7,603

Income (loss) from continuing operations before provision for (benefit from) income taxes	(30,823)	(1,459)	(1,941)	9,229	30,242
Provision for (benefit from) income taxes	(3,826)	(660)	(615)	3,708	12,400

Income (loss) from continuing operations	(26,997)	(799)	(1,326)	5,521	17,842
Income (loss) from discontinued operations, net of taxes(4)	—	—	—	(506)	52

Net income (loss)	(26,997)	(799)	(1,326)	5,015	17,894
Deduct required dividends on convertible preferred stock(5)	—	—	—	—	3,099

Income (loss) available to common stockholders	$(26,997)	$(799)	$(1,326)	$5,015	$14,795

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.89)	$(0.03)	$(0.04)	$0.18	$0.70
Discontinued operations, net of taxes	—	—	—	(0.01)	—

Basic net income (loss) per share	$(0.89)	$(0.03)	$(0.04)	$0.17	$0.70

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.89)	$(0.03)	$(0.04)	$0.18	$0.62
Discontinued operations, net of taxes	—	—	—	(0.02)	—

Diluted net income (loss) per share	$(0.89)	$(0.03)	$(0.04)	$0.16	$0.62

Weighted average common shares outstanding:
Basic	30,249	30,233	30,228	30,190	21,177
Diluted	30,249	30,233	30,228	30,807	28,637
Other Operating Data:
Number of per diem branches at year end	107	120	126	146	181

	As of Fiscal Years Ended
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$527	$42	$345	$825	$4,595
Total assets	171,151	204,916	210,903	228,870	248,083
Total liabilities and redeemable preferred stock	48,824	55,668	60,877	77,583	102,415
Total common stockholders’ equity	122,327	149,248	150,026	151,287	145,668

(1)	During the first quarter of fiscal year 2006 we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative (see Note 2 below). We completed our annual impairment test during the fourth quarter of fiscal year 2006 and determined that there was an impairment to our recorded goodwill by using a combination of market multiple, comparable transaction and discounted cash flow methods. Contributing to the impairment loss were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded a non-cash impairment charge of $28.6 million in the fourth quarter of 2006.
(2)	In the first quarter of fiscal year 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, we incurred a charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. In fiscal year 2005, the restructuring and other charges of approximately $0.5 million represented legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.
(3)	In September 2006, we amended our Senior Credit Facility and took a $79,000 charge related to the writeoff of debt issuance costs. In 2003, we entered into a new credit facility and took a charge of $3.6 million to writeoff or debt issuance costs.
(4)	We discontinued our physician staffing services in the second quarter of 2003.
(5)	Reflects 8% dividends accrued on the Series I Convertible Preferred Stock issued in connection with the recapitalization. This preferred stock was converted into common stock upon completion of our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of December 31, 2006.

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

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with over 30 facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our per diem nurse staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is substantially fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that we believe is easily scalable. During 2004, we expanded our services to provide temporary general staffing. Our per diem general staffing assignments place individuals in a variety of areas including clerical, janitorial and food services. We believe that general staffing compliments our temporary healthcare staffing and makes us a full service provider to our existing clients.

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses though we have begun to see increases in bill rates over the past few months. Overall, in 2006 we experienced a more favorable pricing environment. Due to the uncertain economic conditions of prior years, we believe that nurses in many households became a primary wage earner, which caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will improve, but we are confident in the long-term growth of the industry. In a January 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels and increasing shortages of healthcare workers.

Fiscal Year

Our fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The year ended December 31, 2006 consisted of 53 weeks. The years ended December 25, 2005 and December 26, 2004 consisted of 52 weeks.

Acquisitions

During 2006 and 2004 we made no acquisitions. During 2005, we purchased substantially all of the assets of two healthcare staffing companies for an aggregate purchase price of $1.9 million. Both acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

Restructuring Charge

On February 1, 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with a corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, we incurred a charge of approximately $6.3 million in the first quarter of 2006. The charge was comprised of approximately $3.1 million primarily related to severance costs and contract and lease termination fees and approximately $3.2 million in non-cash goodwill impairment related to the branch closures.

Loss on Early Extinguishment of Debt

On September 29, 2006, we amended our Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. In conjunction with the amendment, on September 29, 2006, we repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the term loan (Term Loan). We recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write off a portion of the remaining unamortized debt issuance costs. The charge appears in the line item “loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 31, 2006.

Recent Accounting Pronouncements

Fair Value of Assets and Liabilities

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements. We will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007. The impact of adoption of SFAS No. 157, which may be material, cannot be determined at this time.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged. We will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007. While we are in the process of implementing the provisions of FIN No. 48 for the fiscal year beginning January 1, 2007, we do not believe the adoption of FIN No. 48 will have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data:

	Fiscal Year Ended
	2006	2005	2004
Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	77.7	78.1	78.4
Gross profit	22.3	21.9	21.6
Selling, general and administrative expenses	19.6	20.2	19.7
Depreciation and amortization expenses	1.0	1.3	1.5
Impairment of goodwill	8.2	—	—
Restructuring and other charges	0.8	0.1	—
Income (loss) from operations	(7.3)	0.3	0.4
Loss on early extinguishment of debt	0.1	—	—
Interest expense, net	0.6	0.7	0.9
Loss from operations before benefit from income taxes	(8.0)	(0.4)	(0.5)
Benefit from income taxes	(1.0)	(0.2)	(0.2)
Net loss	(7.0)	(0.2)	(0.3)

Comparison of Year Ended December 31, 2006 (53 weeks) to Year Ended December 25, 2005 (52 weeks)

Service Revenues. Service revenues decreased $17.0 million, or 4.2%, to $385.5 million for the year ended December 31, 2006, as compared to $402.5 million for the prior year. Excluding the 53rd week, service revenues for 2006 would have decreased $23.9 million, or 6.0%, to $378.6 million. The decrease was due to the lower number of hours worked by our professionals caused by the current challenging business environment for temporary healthcare staffing and the closure of offices in the first quarter restructuring, partially offset by an additional week in fiscal year 2006 and an increase in bill rates that was slightly higher than that of the Consumer Price Index.

Branch based per diem nurse staffing revenues decreased $3.1 million, or 1.1%, to $289.1 million for the year ended December 31, 2006 as compared to $292.2 million for the prior year. Excluding the 53rd week, branch based per diem nurse staffing revenues for 2006 would have decreased $8.7 million, or 3.0%, to $283.5 million. The decrease was primarily due to a decrease in the number of hours worked by professionals caused primarily by the closure of offices in the first quarter restructuring, partially offset by the additional week in fiscal year 2006 and the aforementioned increase in bill rates.

Revenues from our allied health staffing and travel nurse staffing divisions decreased 10.3% and 20.2%, respectively, from the prior year. Excluding the 53rd week, revenues from our allied health and travel nurse staffing divisions would have decreased 11.5% and 21.3%, respectively. The decrease was primarily due a decrease in the number of hours worked by professionals caused by the current challenging business environment for temporary healthcare staffing, partially offset by the additional week in fiscal year 2006.

Cost of Services Rendered. Cost of services rendered decreased $14.9 million, or 4.8%, to $299.4 million for the year ended December 31, 2006 as compared to $314.3 million for the prior year. The decrease was due to the lower number of hours worked by our professionals caused by the current challenging business environment for temporary healthcare staffing and the closure of offices in the first quarter restructuring, partially offset by an additional week in fiscal year 2006 and an increase in travel and benefit costs.

Gross Profit. Gross profit decreased $2.1 million, or 2.4%, to $86.1 million for the year ended December 31, 2006 as compared to $88.2 million for the prior year. The decrease was primarily due to the decrease in service revenues, partially offset by the additional week in fiscal year 2006 and an increase in gross margin. Gross margin for the year ended December 31, 2006 was 22.3% as compared with 21.9% for the prior year. The 40 basis point increase was primarily due to the aforementioned increase in bill rates, partially offset by higher benefit and housing costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $75.6 million, or 19.6% of revenues for the year ended December 31, 2006, as compared to $81.1 million, or 20.2% of revenues for the prior year. The decrease was primarily due to the elimination of expenses associated with the first quarter 2006 restructuring initiative, including the branch closures, partially offset by an additional week of payroll expenses associated with the 53rd week of fiscal year 2006.

Depreciation and Amortization. Depreciation and amortization decreased to $3.9 million for the year ended December 31, 2006, as compared to $5.3 million for the prior year. The decrease was due to more assets becoming fully depreciated during fiscal year 2006.

Impairment of Goodwill. Impairment of goodwill for the year ended December 31, 2006 was $31.8 million. During the first quarter of fiscal year 2006, we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative. We completed our annual impairment test during the fourth quarter of fiscal year 2006 and determined that there was an impairment to our recorded goodwill by using a combination of market multiple, comparable transaction and discounted cash flow methods. Contributing to the impairment loss were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded a non-cash impairment charge of $28.6 million in the fourth quarter of 2006.

Restructuring and Other Charges. Restructuring and other charges for the year ended December 31, 2006 was $3.1 million, as compared to $0.5 million for the prior year. In fiscal year 2006, the restructuring and other charges represents the charges incurred with our per diem nurse staffing division restructuring initiated on February 1, 2006, related to severance and contract and lease terminations. In fiscal year 2005, the restructuring and other charges of approximately $0.5 million represented legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.1 million for the year ended December 31, 2006. The non-cash charge was due to the writeoff of certain unamortized debt issuance costs in association with the September 2006 amendment to our Senior Credit Facility.

Interest Expense, Net. Interest expense, net, decreased to $2.4 million for the year ended December 31, 2006 as compared to $2.8 million for the prior year. The decrease was primarily due to lower average outstanding borrowings, partially offset by the additional week in fiscal year 2006 and an increased weighted average interest rate.

Benefit From Income Taxes. Our effective income tax benefit rate for the year ended December 31, 2006 was 12.4% as compared to 45.2% in the prior year. The decrease in the effective tax benefit rate was primarily due to a valuation allowance that was recorded against our net deferred tax assets and nondeductible items having a smaller percentage impact on the rate than on the actual tax dollar amount.

Net Loss. As a result of the above, we incurred a net loss of $27.0 million for the year ended December 31, 2006 as compared to a net loss of $0.8 million for the prior year.

Comparison of Year Ended December 25, 2005 (52 weeks) to Year Ended December 26, 2004 (52 weeks)

Service Revenues. Service revenues decreased $14.6 million, or 3.5%, to $402.5 million for the year ended December 25, 2005, as compared to $417.1 million for the prior year. The decrease was due to a lower number of hours worked by professionals caused by the challenging business environment for temporary healthcare staffing, partially offset by revenues from an acquisition in the second quarter of 2005. Average hourly billing rates remained relatively consistent with those in the prior year.

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

Cost of Services Rendered. Cost of services rendered decreased $12.8 million, or 3.9%, to $314.3 million for the year ended December 25, 2005 as compared to $327.1 million for the prior year. The decrease was due to a lower number of hours worked by professionals, partially offset by higher compensation and benefits associated with our healthcare professionals.

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

Selling, General and Administrative. Selling, general and administrative expenses decreased to $81.1 million, or 20.2% of revenues for the year ended December 25, 2005, as compared to $82.1 million, or 19.7% of revenues for the prior year. The decrease was primarily due to a reduction in bad debt expense due to favorable collection history and other cost reduction measures.

Restructuring and Other Charges. Restructuring and other charges of $0.5 million represents legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

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

Benefit from Income Taxes. Our effective income tax benefit rate for the year ended December 25, 2005 was 45.2% as compared to 31.7% in the prior year. The increase in the effective tax benefit rate was primarily due to state income tax planning initiatives having a larger impact in 2005 than in 2004.

Net Loss. As a result of the above, we incurred a net loss of $0.8 million for the year ended December 25, 2005 as compared to a net loss of $1.3 million for the prior year.

Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and travel allied health divisions are typically negatively impacted in December due to vacations taken over the year-end holidays.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our credit facilities.

Cash flow from operations was $10.3 million for the year ended December 31, 2006 as compared to $12.9 million for the year ended December 25, 2005. During the year ended December 31, 2006, we used cash generated from operations to repay $7.0 million of borrowings under our Senior Credit Facility and $0.3 million of capital lease obligations.

As of December 31, 2006, we had net working capital of $36.2 million as compared to $41.9 million as of December 25, 2005. The decrease was primarily due to an increase in accounts payable and accrued expenses.

On June 25, 2004, we amended our Senior Credit Facility to reduce the Revolver capacity from $65.0 million to $60.0 million. The amendment also favorably modified certain financial covenants while increasing the applicable margin on the Revolver by 0.5% and on the Term Loan by 1.0%. In conjunction with the amendment, on July 1, 2004, we repaid $5.0 million of $17.0 million of outstanding borrowings under the Term Loan. The $5.0 million can not be re-borrowed under the terms of the Term Loan. The impact of repaying the higher average interest rate borrowings under the Term Loan, offset partially by the marginally higher interest rates, at that time reduced the overall cost of capital under the Senior Credit Facility.

On February 24, 2005, we amended our Senior Credit Facility whereby the Term Loan was reduced from $12.0 million to $6.0 million, the applicable margin for the Term Loan was reduced, the maturity of the Term Loan was extended to December 22, 2006 and certain financial covenants were favorably amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

On September 24, 2005 and December 25, 2005, we amended our Senior Credit Facility whereby certain financial covenants were favorably amended and the expiration date was extended to December 26, 2006 and January 2, 2007, respectively.

On September 29, 2006, we amended our Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, we repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan. The impact of repaying the higher average interest rate borrowings under the Term Loan will reduce the overall cost of capital under the Senior Credit Facility going forward. We recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, we amended the terms of our Senior Credit Facility whereby certain financial covenants were favorably amended.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.7% at December 31, 2006) with interest payable monthly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.35% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 31, 2006, we were in compliance with all covenants.

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

For the year ended December 31, 2006, the weighted average interest rate for the loans under the Senior Credit Facility was 7.9%. As of December 31, 2006, the blended rate for loans outstanding under the Senior Credit Facility was 7.7%.

As of December 31, 2006, $17.0 million was outstanding under the Revolver and an additional $21.5 million was immediately available for borrowing under the Revolver.

Capital expenditures were $2.4 million for the year ended December 31, 2006 and were $3.2 million for the prior year. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures on a going forward basis.

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

We believe that our current cash balances, together with borrowing capacity under the Senior Credit Facility and other available sources of liquidity, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the long term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 31, 2006 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$17,411	$4,625	$5,918	$3,805	$3,063
Long-term debt obligations	17,036	—	17,036	—	—
Capital lease obligations	702	326	376	—	—

Total	$35,149	$4,951	$23,330	$3,805	$3,063

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 31, 2006. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit, as opposed to our previous view that the entire company represented one reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis we will review our reporting units for impairment indicators. Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations.

We completed the annual impairment test of goodwill during the fourth quarter of fiscal year 2006 and determined that there was impairment to our goodwill. We recorded a non-cash goodwill impairment charge of approximately $28.6 million by using a combination of the market multiple, comparable transaction and discounted cash flow methods. In connection with the branch closures during the first quarter of 2006, we concluded that the goodwill associated with the closed branches was fully impaired. As a result, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. These amounts are included in the line item “impairment of goodwill” on the accompanying consolidated statement of operations for the year ended December 31, 2006. If we are required to record a further impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. This evaluation is continuing as we are currently evaluating the effects of adopting the provisions of FIN No. 48 in the first quarter of 2007. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109. Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

At December 31, 2006, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly during the quarter ended December 31, 2006, we established a $7.4 million valuation allowance against the net current and noncurrent deferred tax assets. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three year period ended December 31, 2006, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	Our ability to attract and retain qualified temporary healthcare professionals;

•	The overall level of demand for services provided by temporary healthcare professionals;

•	Our ability to enter into contracts with hospital and healthcare facility clients on terms attractive to us;

•	The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•	The general level of patient occupancy at hospital and healthcare facility clients;

•	The functioning of our information systems;

•	The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•	Our clients’ ability to pay for services;

•	Our ability to successfully implement our acquisition and integration strategies;

•	The effect of liabilities and other claims asserted against us;

•	The effect of competition in the markets we serve;

•	Our ability to carry out our business strategy;

•	Our ability to leverage our cost structure;

•	The loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	The effect of recognition by us of an impairment to goodwill; and

•	Our ability to obtain additional financing, if required, in future periods.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 31, 2006, we had borrowings of approximately $17.0 million under our Senior Credit Facility that were subject to variable rates, with a blended rate of 7.7%. As of December 31, 2006, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (Evaluation Date). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Changes in Internal Controls

The term “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Board Nominees Proposal–Directors and Executive Officers”, “—Nominees for Class III Directors–Term Expiring 2010”, “—Class II Directors—Term Expiring 2009”, “—Class I Directors–Term Expiring 2008”, “—Non-Director Executive Officers”, “—Board of Directors and Committees”, “—Compliance with Section 16(a) of the Exchange Act” and “—Code of Business Conduct and Ethics” is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Board Nominees Proposal—Board of Directors and Committees”, “—Compensation Discussion and Analysis,” “—Director Compensation,” “—Executive Compensation”, “—Employment Agreements”, and “—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Board Nominees Proposal–Principal Stockholders” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Board Nominees Proposal—Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The information required to be presented by this item is presented commencing on page S-1 of this Annual Report on Form 10-K.

3.	Exhibit:

See the Exhibit Index on page 36 of this Annual Report on Form 10-K.

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

Signature	Title	Date
/s/ Robert J. Adamson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2007
Robert J. Adamson

/s/ Kevin S. Little	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2007
Kevin S. Little

/s/ Joel Ackerman	Director	March 7, 2007
Joel Ackerman

/s/ Anne Boykin	Director	March 7, 2007
Anne Boykin

/s/ C. Daryl Hollis	Director	March 7, 2007
C. Daryl Hollis

/s/ Philip Incarnati	Director	March 7, 2007
Philip Incarnati

/s/ Edward J. Robinson	Director	March 7, 2007
Edward J. Robinson

/s/ David J. Wenstrup	Director	March 7, 2007
David J. Wenstrup

/s/ David Wester	Director	March 7, 2007
David Wester

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.2	First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.3	Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.4	Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

3.1	Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

3.2	Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

4.1	Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).

10.1	Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.2+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.3+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.4+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.5+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.6+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.7+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.8+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated August 20, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.9+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 26, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.10+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated August 20, 2001 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.11+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated October 26, 2001 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.12+	Termination Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Linda Duval, dated January 4, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10-K, dated March 5, 2004 (Registration Number 001-31299)).

10.13+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Jeffrey Jacobsen, dated November 1, 1999 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.14+	Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 9, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q, dated May 6, 2004 (Registration Number 001-31299)).

10.15+	Separation Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gregory K. Guckes, dated June 7, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q, dated August 5, 2004 (Registration Number 001-31299)).

10.16+	Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and N. Larry McPherson, dated August 2, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-Q, dated November 4, 2004 (Registration Number 001-31299)).

Exhibit No.	Description
10.17+	Employment Agreement, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gary Peck, dated March 10, 2005 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004 (File No. 001-31299)).

10.18+	General Waiver and Release of Claims, among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Gary Peck, dated January 17, 2006 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 (File No. 001-31299).

10.19+	Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.20+	Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.21+	2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.22+	Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.23	Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.24	Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.25	Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.26	Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.27	Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

Exhibit No.	Description
10.28	Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

10.29	Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.30	Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

10.31	First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 001-31299)).

10.32	Second Amendment to Credit Agreement, dated February 24, 2005, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 28, 2005 (File No. 001-31299)).

10.33	Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006 (File No. 001-31299)).

10.34	Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.35	Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.36	Lease Agreement, dated November 22, 1999, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.37	Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.38	Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.39	License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

10.40	Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (File No. 001-31299)).

10.41	1st Amendment to the Amended and Restated Credit Agreement, effective as of December 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent (filed herewith).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated: March 2, 2007

/s/ Robert J. Adamson	/s/ Kevin S. Little
Robert J. Adamson	Kevin S. Little
Chairman and Chief Executive Officer	President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Medical Staffing Network Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medical Staffing Network Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Medical Staffing Network Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medical Staffing Network Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 31, 2006 and December 25, 2005 and for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Medical Staffing Network Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 31, 2006 and December 25, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on December 26, 2005, Medical Staffing Network Holdings, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires it to recognize expense related to the fair value of share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medical Staffing Network Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 2, 2007

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2006	December 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$527	$42
Accounts receivable, net of allowance for doubtful accounts of $1,145 and $772 at December 31, 2006 and December 25, 2005, respectively	56,717	55,863
Prepaid expenses	2,500	1,966
Other current assets	2,547	4,576

Total current assets	62,291	62,447

Furniture and equipment, net of accumulated depreciation of $24,095 and $21,697 at December 31, 2006 and December 25, 2005, respectively	7,691	8,427
Goodwill	99,097	130,589
Intangible assets, net of accumulated amortization of $3,194 and $2,394 at December 31, 2006 and December 25, 2005, respectively	1,453	2,253
Other assets, net of accumulated amortization of $1,122 and $1,213 at December 31, 2006 and December 25, 2005, respectively	619	1,200

Total assets	$171,151	$204,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,209	$14,099
Accrued payroll and related liabilities	7,573	6,157
Current portion of capital lease obligations	290	317

Total current liabilities	26,072	20,573

Long-term debt	17,036	23,991
Deferred income taxes	4,745	9,790
Capital lease obligations, net of current portion	359	702
Other liabilities	612	612

Total liabilities	48,824	55,668

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,257 and 30,237 issued and outstanding at December 31, 2006 and December 25, 2005, respectively	303	302
Additional paid-in capital	284,507	284,432
Accumulated deficit	(162,483)	(135,486)

Total stockholders’ equity	122,327	149,248

Total liabilities and stockholders’ equity	$171,151	$204,916

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Service revenues	$385,450	$402,507	$417,058
Cost of services rendered	299,374	314,341	327,075

Gross profit	86,076	88,166	89,983

Operating expenses:
Selling, general and administrative	75,619	81,087	82,067
Depreciation and amortization	3,913	5,259	6,316
Impairment of goodwill	31,753	—	—
Restructuring and other charges	3,089	512	—

Income (loss) from operations	(28,298)	1,308	1,600
Loss on early extinguishment of debt	79	—	—
Interest expense, net	2,446	2,767	3,541

Loss before benefit from income taxes	(30,823)	(1,459)	(1,941)
Benefit from income taxes	(3,826)	(660)	(615)

Net loss	$(26,997)	$(799)	$(1,326)

Basic and diluted net loss per share	$(0.89)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	30,249	30,233	30,228

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	(Accumulated
	Shares	Par	Capital	Deficit)	Total
Balance at December 28, 2003	30,209	$302	$284,346	$(133,361)	$151,287
Net loss and comprehensive loss	—	—	—	(1,326)	(1,326)
Exercise of stock options	22	—	65	—	65

Balance at December 26, 2004	30,231	302	284,411	(134,687)	150,026
Net loss and comprehensive loss	—	—	—	(799)	(799)
Exercise of stock options	6	—	21	—	21

Balance at December 25, 2005	30,237	302	284,432	(135,486)	149,248
Net loss and comprehensive loss	—	—	—	(26,997)	(26,997)
Exercise of stock options	20	1	75	—	76

Balance at December 31, 2006	30,257	$303	$284,507	$(162,483)	$122,327

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Operating activities
Net loss	$(26,997)	$(799)	$(1,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	31,753	—	—
Depreciation and amortization	3,913	5,259	6,316
Amortization of debt issuance cost	572	656	694
Deferred income taxes	(4,032)	(515)	2,568
Provision for doubtful accounts	661	486	1,213
Share-based payments	31	—	—
Loss on early extinguishment of debt	79	—	—
Other	—	17	55
Changes in operating assets and liabilities:
Accounts receivable	(1,516)	1,673	9,911
Prepaid expenses and other current assets	1,474	4,714	2,511
Other assets	(1,510)	(171)	(132)
Accounts payable and accrued expenses	4,480	1,856	5,024
Accrued payroll and related liabilities	1,415	(440)	(19)
Other liabilities	(1)	198	(96)

Cash provided by operating activities	10,322	12,934	26,719

Investing activities
Cash paid for acquisitions, net of cash acquired	(261)	(1,887)	(24)
Purchases of furniture and equipment, net	(1,509)	(1,863)	(1,179)
Capitalized internally developed software costs	(868)	(1,332)	(1,753)

Net cash used in investing activities	(2,638)	(5,082)	(2,956)

Financing activities
Net repayments under revolving credit facility	(955)	(1,768)	(18,218)
Principal payments on term loan	(6,000)	(6,000)	(5,000)
Proceeds from exercise of stock options	46	12	48
Excess tax benefit from exercise of stock options	—	9	17
Principal payments under capital lease obligations	(290)	(408)	(1,090)

Net cash used in financing activities	(7,199)	(8,155)	(24,243)

Net increase (decrease) in cash	485	(303)	(480)
Cash and cash equivalents at beginning of year	42	345	825

Cash and cash equivalents at end of year	$527	$42	$345

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$2,294	$2,019	$2,703

Purchases of equipment through capital leases	$—	$1,009	$—

Vendor supplied equipment	$—	$267	$—

Non-cash payment of additional consideration related to an acquisition	$—	$—	$4,161

Non-cash receipt of note receivable and interest receivable	$—	$—	$(4,161)

Supplemental disclosures of cash flow information:
Interest paid	$26	$23	$23

Income taxes refunded, net	$(198)	$(3,925)	$(4,835)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, per diem and travel, in the United States. The Company’s per diem healthcare staffing assignments (less than thirteen weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists, respiratory therapists and other similar healthcare vocations. During 2004, the Company expanded its services to provide temporary general staffing. The Company’s per diem general staffing assignments, place individuals in a variety of areas including clerical, janitorial and food services. The Company’s temporary healthcare staffing client base includes for-profit and non-profit hospitals, teaching hospitals, and regional healthcare providers. The Company currently provides its services through a network of over 100 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Temporary staffing services represent 100% of the Company’s consolidated revenue for years ended December 31, 2006, December 25, 2005 and December 26, 2004.

Recent Accounting Pronouncements

Fair Value of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements. The Company will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007. The impact of adoption of SFAS No. 157, which may be material, cannot be determined at this time.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and early application is encouraged. The Company will implement the provisions of FIN No. 48 in the fiscal year beginning January 1, 2007. The Company is in the process of implementing the provisions of FIN No. 48 for the fiscal year beginning January 1, 2007, but it does not believe the adoption of FIN No. 48 will have a material effect on its consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowance for doubtful accounts, the determination of required accruals for health, workers compensation and professional liability that are partially self funded, the determination of a valuation allowance on net deferred tax assets, and the determination of estimates used in the impairment analysis of goodwill and other intangible assets.

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

The Company’s fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The year ended December 31, 2006 consisted of 53 weeks while the years ended December 25, 2005 and December 26, 2004 consisted of 52 weeks.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets

Furniture and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or their estimated useful lives, whichever is shorter.

Certain leases for office equipment have been capitalized in accordance with the provisions of SFAS No. 13, Accounting for Leases, and are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter.

Certain software development costs for internally developed software have been capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over their estimated useful life of three years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment, for goodwill and intangible assets deemed to have an indefinite life, exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. During the year ended December 25, 2005, the Company reevaluated its reporting units and determined that each branch location represented a reporting unit, as opposed to the Company’s previous view that the entire business represented one reporting unit. The Company performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In accordance with SFAS No. 142, the Company performed its annual review for impairment during the fourth quarter of fiscal 2006 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on the analysis, impairment was noted at a number of individual reporting units. Accordingly, a charge to the Company’s recorded goodwill of $28.6 million was recorded in the line item “impairment of goodwill” on the consolidated statement of operations. The Company will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. On a quarterly basis the Company will review its reporting units for impairment indicators. If branches are not achieving their expected operating results, additional analysis may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Should the Company decide to close one or more of its reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations (see Note 4). Additionally, in connection with a first quarter 2006 restructuring initiative, the Company recorded a charge to its recorded goodwill of $3.2 million in the line item “impairment of goodwill” on the consolidated statement of operations to writeoff the goodwill associated with the per diem branches closed in the initiative (See Note 2).

The Company accounts for long-lived assets, including intangible assets, with definite useful lives pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with a definite useful life is determined by comparison of the carrying amount of

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the asset to net future cash flows expected to be generated from the asset. Management reviews all amortizable long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds the fair value, as measured by projected discounted future cash flows. No impairment charges related to amortizable long lived assets were recorded in the years ended December 31, 2006, December 25, 2005 and December 26, 2004.

The Company’s identifiable intangible assets are comprised of noncompete agreements, contractor databases, trademarks, trade names and customer relationships (see Note 4). The Company completed its review for annual impairment indicators for its indefinite lived intangible assets (trade names) during the fourth quarter of 2006 and determined that there was no impairment present for these intangible assets.

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

Letters of Credit

As of December 31, 2006, the Company had an outstanding $0.5 million letter of credit, as security on its Warrenville, Illinois, office lease. The $0.5 million letter of credit expires on May 6, 2007 but, per the terms of the office lease, it will be replaced by a one year $0.4 million line of credit.

Debt Issuance Costs

Deferred costs related to the issuance of debt are being amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of approximately $1.5 million, less accumulated amortization of approximately $1.1 million at December 31, 2006, and approximately $1.8 million, less accumulated amortization of approximately $1.2 million at December 25, 2005, are recorded in other assets in the consolidated balance sheets. The reduction in debt issuance costs was related to the September 2006 credit facility amendment (see Note 8). Approximately $0.1 million of unamortized debt issuances costs was written off due to the amendment and the amount appears in the line item “loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 31, 2006. The Company will amortize approximately $0.1 million in 2007 – 2009.

Revenue Recognition

Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses are recorded as service revenues with an equal amount in cost of services rendered.

Share-based payments

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of December 31, 2006, approximately 1.0 million options are available for future issuance.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Effective as of December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), using the modified prospective transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 included compensation cost for all share-based payments modified or granted prior to, but not yet vested, as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for periods prior to December 26, 2005 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to four years. The fair value for employee stock options for the year ended December 31, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.8%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 56%; and a weighted-average expected life of the options of 6 years.

As a result of adopting SFAS No. 123(R) on December 26, 2005, for the year ended December 31, 2006, the Company’s loss from operations, loss before benefit from income taxes and net loss were each increased by less than $0.1 million and had no impact on basic or diluted net loss per share, from what they would have been if the Company had continued to account for share-based compensation under APB No. 25. If the Company had accounted for stock-based compensation in accordance with SFAS No. 123 for the year ended December 31, 2006, the expense would have been the same as under SFAS No. 123(R).

The impact on earnings from the adoption of SFAS No. 123(R) for the year ended December 31, 2006 was significantly minimized by the December 1, 2005 decision of the Company’s Compensation Committee to accelerate the vesting of all unvested stock options awarded to employees (with the exception of three of the Company’s officers at that time, who only had their options that were scheduled to vest in 2006 accelerated). However, the future impact on earnings from the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company granted 7,500 stock options among its employees during the year ended December 31, 2006.

The adoption of SFAS No. 123(R) had no significant effect on cash flow from operating activities and cash flow from financing activities for the year ended December 31, 2006.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the years ended December 25, 2005 and December 26, 2004:

	Years Ended
	December 25, 2005	December 26, 2004
Net loss as reported	$(799)	$(1,326)
Fair value method of stock based compensation, net of tax	(1,156)	(965)

Pro forma net loss	$(1,955)	$(2,291)

As reported basic and diluted loss per share	$(0.03)	$(0.04)

Pro forma basic and dilute loss per share	$(0.06)	$(0.08)

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the years ended December 25, 2005 and December 26, 2004:

	Years Ended
	December 25, 2005	December 26, 2004
Expected life (in years)	4 –8	3 –8
Risk-free interest rate	3.91% - 4.66%	4.25% - 4.44%
Volatility	60%	63%
Dividend yield	0%	0%

Net Loss Per Share

In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the 2006, 2005 and 2004 per share calculations because their effect would have been anti-dilutive due to the net loss. See Note 12 for the calculation of net loss per share.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivative Financial Instruments

While the Company is exposed to market risks arising from changes in interest rates, as of December 31, 2006 and December 25, 2005, the Company had no derivative instruments.

Comprehensive Loss

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive loss that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss for the years ended December 31, 2006, December 25, 2005 and December 26, 2004.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the fiscal year 2006 presentation in connection with the adoption of SFAS No. 123(R).

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. RESTRUCTURING AND OTHER CHARGES

As previously announced, on February 1, 2006, the Company initiated a plan to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of $6.3 million, of which $3.1 million related to employee severance costs, branch closing costs and lease termination costs and $3.2 million related to the impairment of goodwill for the closed branches. The $3.1 million charge is included in restructuring and other charges and the $3.2 million is included in impairment of goodwill in the Company’s consolidated statement of operations for the year ended December 31, 2006.

A breakdown of the restructuring and other charges is as follows (in thousands):

	Charge	Cash paid as of Dec. 31, 2006	Non-cash amounts as of Dec. 31, 2006	Accrued at Dec. 31, 2006
Employee termination costs	$1,537	$(1,197)	$(179)	$161	(1)
Lease termination costs	909	(577)	(41)	291	(2)
Office closing costs	240	—	(205)	35	(2)
Miscellaneous other costs	403	(100)	(287)	16	(2)

Total	$3,089	$(1,874)	$(712)	$503

(1)	Included in accrued payroll and related liabilities in the Company’s consolidated balance sheet.
(2)	Included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

3. ACQUISITIONS

On November 30, 2005, the Company acquired certain assets of Winnertech, a New Jersey based temporary healthcare staffing company, for approximately $0.6 million in cash, of which approximately $0.1 million was held in escrow, and the assumption of approximately $0.3 million in liabilities. Approximately $0.7 million and $0.1 million of the purchase price were allocated to goodwill and a non-compete agreement (three-year life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations (SFAS No 141), and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from December 1, 2005, the date when the Company assumed control.

On March 31, 2005, the Company acquired certain assets of Quality Medical Professionals (QMP), a California based temporary allied health staffing company, for approximately $1.0 million in cash, of which approximately $0.1 million was held in escrow, and the potential for additional consideration contingent upon QMP achieving certain financial results in the future. Approximately $0.4 million, $0.2 million, $0.1 million and $0.1 million of the purchase price were allocated to goodwill, customer contracts (two-year life), contractor databases (five-year life) and a non-compete agreement (six-year life), respectively. The primary reason for the acquisition was to expand service offerings within the temporary healthcare industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the consolidated statements of operations beginning from April 1, 2005, the date when the Company assumed control.

In 2006, the Company paid approximately $0.3 million of additional consideration related to prior year acquisitions, which has been included in goodwill on the Company’s consolidated balance sheet. During 2005, the Company neither paid nor accrued, any additional consideration related to prior year acquisitions. In 2004, the Company paid approximately $0.1 million of additional consideration related to prior year acquisitions, and also had additional consideration pursuant to an acquisition as the earnout amount due under the purchase agreement was set off against the $4.0 million note receivable and associated interest receivable of $0.2 million.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. ACQUISITIONS (continued)

The following unaudited pro forma financial information reflects the results of operations for the years ended December 25, 2005 and December 26, 2004, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information, in the schedule below, does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations (in thousands, except per share information):

	Years Ended
	December 25, 2005	December 26, 2004
Service revenues	$405,612	$417,058
Income from operations	1,447	1,600
Net loss	(712)	(1,326)
Loss per share:
Basic and diluted	$(0.02)	$(0.04)

4. GOODWILL AND INTANGIBLE ASSETS

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

Goodwill decreased by $31.5 million from $130.6 million at December 25, 2005 to $99.1 million at December 31, 2006. This decrease is associated with non-cash impairment losses of $31.8 million partially offset by the payment of additional consideration of $0.3 million relating to prior year acquisition. The non-cash impairment losses of $31.8 million were comprised of a first quarter charge of $3.2 million and fourth quarter charge of $28.6 million. During the first quarter of fiscal year 2006, the Company recorded an impairment charge for the closure of 13 branches associated with the first quarter restructuring initiative (See Note 2). During the fourth quarter of fiscal year 2006, the Company completed its annual impairment test and determined that there was an impairment to its recorded goodwill by using a combination of market multiples, comparable transaction and discounted cash flow methods. Contributing to the impairment charge was the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches.

The following reflects the changes to goodwill for the years ended December 31, 2006 and December 25, 2005 (in thousands):

	Years Ended
	Dec. 31, 2006	Dec. 25, 2005
Balance at beginning of year	$130,589	$129,474
Consideration related to current year acquisitions	—	1,115
Additional consideration related to prior year acquisitions	261	—
Impairment losses	(31,753)	—

Balance at end of year	$99,097	$130,589

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. GOODWILL AND INTANGIBLE ASSETS (continued)

As of December 31, 2006 and December 25, 2005, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows (in thousands):

	December 31, 2006			December 25, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements (3 – 7.5 years)	$3,531	$(2,441)	$1,090	$3,531	$(1,903)	$1,628
Contractor database (5 years)	742	(515)	227	742	(366)	376
Customer relationships (3 years)	266	(238)	28	266	(125)	141

Total intangibles subject to amortization	4,539	(3,194)	1,345	4,539	(2,394)	2,145

Intangible assets not subject to amortization:
Trademarks, trade names	108	—	108	108	—	108

Total intangible assets	$4,647	$(3,194)	$1,453	$4,647	$(2,394)	$2,253

During 2006, the Company did not purchase any intangible assets. During 2005, the Company acquired intangible assets totaling $0.5 million as part of the QMP and Winnertech acquisitions (see Note 3). The Company recorded amortization expense on intangible assets of $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 31, 2006 is as follows (in thousands):

2007	$697
2008	356
2009	224
2010	65
2011	3

5. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following (in thousands):

	December 31, 2006	December 25, 2005
Leasehold improvements	$1,633	$1,485
Furniture and equipment	16,266	15,475
Internally developed software	10,495	9,627
Equipment held under capital leases	3,392	3,537

Total	31,786	30,124
Less accumulated depreciation and amortization	(24,095)	(21,697)

Furniture and equipment, net	$7,691	$8,427

Depreciation expense from furniture and equipment was $3.1 million, $4.5 million and $5.8 million for each of the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

Accumulated amortization on assets held under capital leases was $2.8 million and $2.5 million at December 31, 2006 and December 25, 2005, respectively.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2006	December 25, 2005
Insurance related accrued expenses	$8,812	$9,041
Accrued expenses	6,308	2,325
Accounts payable	1,605	1,330
Other	1,484	1,403

Total	$18,209	$14,099

7. INCOME TAXES

As of December 31, 2006, December 25, 2005 and December 26, 2004, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

The benefit from income taxes is as follows (in thousands):

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Current income taxes
Federal	$—	$(548)	$(2,865)
State	206	403	(318)

Total current income taxes	206	(145)	(3,183)
Deferred income taxes	(4,032)	(515)	2,568

Benefit from income taxes	$(3,826)	$(660)	$(615)

At December 31, 2006, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly during the quarter ended December 31, 2006, the Company established a $7.4 million valuation allowance against the net current and noncurrent deferred tax assets. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As the Company had cumulative losses for the three year period ended December 31, 2006, it was only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. The Company evaluates its ability to realize its deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization. Management determined that no valuation allowance was required prior to the quarter ended December 31, 2006.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. INCOME TAXES (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2006	December 25, 2005
Current deferred tax assets:
Provision for doubtful accounts	$438	$317
Restructuring expenses	147	—
Accrued expenses	140	157
Insurance reserves	1,664	1,236

Total current deferred tax assets	2,389	1,710

Current deferred tax liabilities:
Prepaid expenses	(294)	(198)
Other current liabilities	(499)	—
Valuation allowance	(1,596)	—

Total current deferred tax assets, net	$—	$1,512

Noncurrent deferred tax assets:
Federal net operating loss (NOL) carryforwards	$3,700	$1,728
State NOL carryforwards	1,507	1,169
Intangible assets	707	523
Accrued expenses	493	242

Total noncurrent deferred tax assets	6,407	3,662

Noncurrent deferred tax liabilities:
Goodwill	(4,745)	(13,176)
Furniture and equipment	(616)	(276)
Valuation allowance	(5,791)	—

Total noncurrent deferred tax liabilities, net	$(4,745)	$(9,790)

As of December 31, 2006, the Company had a Federal net operating loss carryforward of $10.4 million, which expires beginning 2025, and state net operating loss carryforwards of $37.1 million, the majority of which expire beginning 2024.

Cash received from option exercise under all shared-based payment arrangements for the years ended December 31, 2006, December 25, 2005, and December 26, 2004, was approximately $46,000, $12,000, and $48,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the shared-based payment arrangements totaled $9,000, and $17,000, respectively, for the years ended December 25, 2005, and December 26, 2004, respectively. Due to the Company recording a valuation allowance against its net deferred tax assets in the year ended December 31, 2006, the Company did not realize an actual tax benefit for the tax deductions from fiscal year 2006 option exercises of the share-based arrangements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. INCOME TAXES (continued)

The reconciliation of income tax benefit computed at the U.S. federal statutory rate to income tax benefit is as follows:

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.6	3.6
Other state tax items	—	17.1	—
Non-deductible items	(0.6)	(12.4)	(10.7)
Valuation allowance	(24.0)	—	—
Other, net	(0.6)	2.9	4.8

Effective income tax benefit rate	12.4%	45.2%	31.7%

8. LONG-TERM DEBT

At December 27, 2004, the Company had a senior credit facility (Senior Credit Facility) that provided for a $60.0 million revolving credit facility (Revolver) that expired on December 22, 2006 and a $12.0 million term note (Term Note) that was due on December 22, 2005.

On February 24, 2005, the Company amended the terms of its Senior Credit Facility whereby the Term Loan was reduced from $12.0 million to $6.0 million, the applicable margin for the Term Loan was reduced to 4.5%, the maturity of the Term Loan was extended to December 22, 2006 and certain financial covenants were amended. The $6.0 million Term Loan repayment was funded with borrowings under the Revolver.

Effective September 24, 2005 and December 25, 2005, the Company amended the terms of its Senior Credit Facility whereby certain financial covenants were favorably amended and the expiration date was extended to December 26, 2006 and January 2, 2007, respectively.

On September 29, 2006, the Company amended the terms of its Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, the Company repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan through borrowings under the Revolver. The Company recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, the Company amended the terms of its Senior Credit Facility whereby certain financial covenants were favorably amended.

The amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.7% at December 31, 2006) with interest payable monthly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.35% and is payable monthly. The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 31, 2006, the Company was in compliance with all covenants.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. LONG-TERM DEBT (continued)

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

As of December 31, 2006, $17.0 million was outstanding under the Revolver and an additional $21.5 million was immediately available for borrowing under the Revolver.

A summary of long-term debt as of December 31, 2006 and December 25, 2005 is as follows (in thousands):

	December 31, 2006	December 25, 2005
Senior facility	$17,036	$17,991
Term loan	—	6,000

Total debt, all long-term	$17,036	$23,991

Scheduled maturities of long-term debt as of December 31, 2006 are as follows (in thousands):

2007	$—
2008	—
2009	17,036

9. EMPLOYEE BENEFIT PLANS

The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The Plan allows for its participants to defer up to 25% of annual salary up to the adjusted IRS maximum each year. In addition, the plan provides for matching 50% of the participants’ contributions, up to a maximum of 7% of the participants’ salary contributed and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. The Company’s matching contribution was approximately $0.6 million, $1.0 million and $1.2 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allows for its participants to defer up to 100% of annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company’s existing 401(k) plan (see above). In addition, the Company will match 50% of the participant’s contributions, up to a maximum of 7% of the participant’s salary contributed, a match that is consistent with the Company’s existing 401(k) plan. Participants may also contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan is a nonqualified unfunded deferred compensation plan and all participants’ contributions are held in the Company’s name. As such, the Company recorded the fair value of the trust of $1.0 million and $0.6 million, in the other current assets and accounts payable and accrued expenses within the consolidated balance sheets for the years ended December 31, 2006 and December 25, 2005, respectively. The Company’s matching contribution was $0.1 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

Future minimum lease payments under capital leases are as follows as of December 31, 2006 (in thousands):

2007	$326
2008	322
2009 and thereafter	54

Total future minimum lease payments	702
Less amount representing interest	(53)
Less amount classified as current	(290)

Long-term portion, net of current	$359

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 31, 2006 associated with these agreements are as follows (in thousands):

2007	$4,625
2008	3,423
2009	2,495
2010	1,923
2011	1,882
Thereafter	3,063

Total operating lease expense was approximately $5.1 million for the year ended December 31, 2006 and $5.8 million for each of the years ended December 25, 2005 and December 26, 2004.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. COMMITMENTS AND CONTINGENCIES (continued)

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

Defendants and Lead Plaintiff have reached an agreement to settle the case, the terms of which are reflected in a Stipulation of Settlement filed with the District Court. Under the settlement agreement, Defendants expressly deny any violation of the securities laws or other wrongdoing. The settlement will create a $5 million cash fund that will be used to pay claims submitted by class members and pay fees and expenses of Plaintiffs’ Lead Counsel. The entire amount of the settlement is covered by the Company’s insurance and therefore will not have any impact on the Company’s earnings. The settlement agreement is subject to certain conditions, including the dismissal of the Zia action and the District Court’s review and final approval of the settlement at a fairness hearing currently scheduled for March 2, 2007.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. STOCKHOLDERS’ EQUITY

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

Stock Options

In 1999, the Company adopted a stock option plan (the 1999 Plan), under which 1.2 million shares of common stock were made available for grant. At December 31, 2006, 0.3 million shares are available for future issuances under the 1999 Plan, however following the adoption of the 2001 Plan (as described below), the Compensation Committee of the Board of Directors decided to freeze the issuance of the available options. The 1999 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Each outstanding option under the 1999 Plan is exercisable after the period or periods specified in the respective option agreement, but no option can be exercised after the expiration of ten years and one day from the date of grant.

On November 14, 2001, the Board adopted a new stock option plan (the 2001 Plan). Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees, directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2.3 million shares of common stock. On June 17, 2003 the stockholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 2.8 million. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. On December 1, 2005, the Company’s Compensation Committee accelerated the vesting of all unvested stock options awarded to employees under the 2001 Plan (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated). As a result of the acceleration, options to acquire approximately 374,000 shares of the Company’s common stock (representing approximately 18% of the total outstanding options), which otherwise would have vested periodically over the subsequent 48 months, became immediately exercisable. Approximately 50% of the accelerated options would have vested in 2006. Still, no option granted under the 2001 Plan can be exercised after the expiration of ten years and one day from the date of grant.

The Compensation Committee’s decision to accelerate the vesting of these options was in response to the issuance of SFAS No. 123(R). By accelerating the vesting of these options, the Company has minimized the potential compensation expense that will be required to be recognized in future periods under SFAS No. 123(R). Had the Company adopted SFAS No. 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in stock-based compensation.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s stock option activity and related information is as follows:

		Weighted Average Exercise Price
	Shares
Outstanding at December 28, 2003	1,972,061	$7.16
Granted	165,000	$7.27
Exercised	(21,633)	$2.22
Forfeited	(222,619)	$10.14

Outstanding at December 26, 2004	1,892,809	$6.88
Granted	326,000	$6.85
Exercised	(5,521)	$2.19
Forfeited	(150,956)	$8.07

Outstanding at December 25, 2005	2,062,332	$6.80
Granted	7,500	$6.00
Exercised	(20,846)	$2.39
Forfeited	(256,130)	$7.39

Outstanding at December 31, 2006	1,792,856	$6.75

Exercisable at end of year	1,768,690	$6.75

Weighted Average Fair Value
Options granted during the year:
Issued at or above market price	$2.88

Information about options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.95 to $2.20	3.9	68,645	$2.17	68,645	$2.17
$6.00 to $6.06	5.0	1,387,269	$6.06	1,379,769	$6.06
$7.00 to $10.00	7.7	223,942	$7.69	207,276	$7.75
$14.00 to $21.00	5.8	113,000	$16.19	113,000	$16.19

$1.95 to $21.00	5.4	1,792,856	$6.75	1,768,690	$6.75

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12. LOSS PER SHARE

	Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(in thousands, except per share information)

Numerator for basic and diluted loss per share	$(26,997)	$(799)	$(1,326)

Denominator for basic and diluted loss per share: weighted-average shares	30,249	30,233	30,228

Basic and diluted net loss per share	$(0.89)	$(0.03)	$(0.04)

For the years ended December 31, 2006, December 25, 2005 and December 26, 2004, approximately 1.8 million, 2.1 million and 1.9 million options, respectively, were excluded from the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

13. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the years ended December 31, 2006, December 25, 2005 and December 26, 2004, the Company billed approximately $2.8 million, $2.8 million and $3.3 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both December 31, 2006 and December 25, 2005.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During the years ended December 31, 2006 and December 25, 2005, the Company billed approximately $0.2 million and $0.4 million, respectively for its services and had a receivable balance from the healthcare system of approximately $0.1 million at both December 31, 2006 and December 25, 2005.

The Company paid approximately $0.1 million, during each of the years ended December 31, 2006, December 25, 2005 and December 26, 2004, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, a university located in Boca Raton, Florida.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration of maturity. The carrying amounts of the revolving credit note and term note approximate fair value because the interest rate is tied to a quoted variable index.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2006 and 2005. This information was derived from unaudited interim financial statements that have been prepared on a basis consistent with the consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
(in thousands, except per share amounts)	Dec. 31, 2006(1)	Sept. 24, 2006	June 25, 2006	Mar. 26, 2006(2)	Dec. 25, 2005	Sept. 25, 2005(3)	June 26, 2005	Mar. 27, 2005
Service revenues	$99,527	$95,646	$95,268	$95,009	$97,651	$102,408	$101,872	$100,576
Gross profit	23,462	21,742	21,158	19,714	21,426	22,472	22,824	21,444
Net income (loss)	(24,807)	1,084	1,209	(4,483)	(292)	220	263	(990)
Basic net income (loss) per share	(0.82)	0.04	0.04	(0.15)	(0.01)	0.01	0.01	(0.03)
Diluted net income (loss) per share	(0.82)	0.04	0.04	(0.15)	(0.01)	0.01	0.01	(0.03)

(1)	The quarter ended December 31, 2006 contains 14 weeks while all other quarters contained 13 weeks. Included in the net loss for the quarter ended December 31, 2006 is a pre-tax non-cash goodwill impairment charge of $28.6 million and an after tax non-cash valuation allowance of $7.4 million to the Company’s net current and noncurrent deferred tax assets.
(2)	In the quarter ended March 26, 2006, the Company recorded a pre-tax charge of $6.3 million, of which $3.1 million related to employee severance costs, branch closing costs and lease termination costs and $3.2 million related to the impairment of goodwill for the thirteen branches closed in a restructuring initiative.
(3)	In the quarter ended September 25, 2005, the Company recorded a pre-tax charge of $0.5 million related to legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 31, 2006, and December 25, 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 2, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 2, 2007

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning	Charged to Costs and	Writeoffs And	Balance at End of
Description	of Period	Expense	Adjustments	Period
Allowance for doubtful accounts:
Year ended December 26, 2004	$1,920	$1,213	$(2,069)	$1,064

Year ended December 25, 2005	$1,064	$486	$(778)	$772

Year ended December 31, 2006	$772	$661	$(288)	$1,145

Valuation allowance for deferred tax assets:
Year ended December 31, 2006	$—	$7,387	$—	$7,387

S-2