Form 10-Q
period 2007-04-01
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2007-05-10
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,261,988 shares of common stock, par value $0.01 per share, were outstanding as of May 7, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2007	December 31, 2006
(in thousands, except per share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162	$527
Accounts receivable, net of allowance for doubtful accounts of $839 and $1,145 at April 1, 2007 and December 31, 2006, respectively	61,136	56,717
Prepaid expenses	2,782	2,500
Other current assets	3,238	2,547

Total current assets	67,318	62,291

Furniture and equipment, net of accumulated depreciation of $24,667 and $24,095 at April 1, 2007 and December 31, 2006, respectively	7,466	7,691
Goodwill	99,097	99,097
Intangible assets, net of accumulated amortization of $3,393 and $3,194 at April 1, 2007 and December 31, 2006, respectively	1,254	1,453
Other assets, net of accumulated amortization of $1,153 and $1,122 at April 1, 2007 and December 31, 2006, respectively	564	619

Total assets	$175,699	$171,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,105	$18,209
Accrued payroll and related liabilities	6,304	7,573
Current portion of capital lease obligations	289	290

Total current liabilities	29,698	26,072

Long-term debt	18,100	17,036
Deferred income taxes	4,716	4,745
Capital lease obligations, net of current portion	290	359
Other liabilities	599	612

Total liabilities	53,403	48,824

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,262 and 30,257 issued and outstanding at April 1, 2007 and December 31, 2006, respectively	303	303
Additional paid-in capital	284,545	284,507
Accumulated deficit	(162,552)	(162,483)

Total stockholders’ equity	122,296	122,327

Total liabilities and stockholders’ equity	$175,699	$171,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2007	March 26, 2006
(in thousands, except per share amounts)
Service revenues	$90,518	$95,009
Cost of services rendered	69,483	75,295

Gross profit	21,035	19,714

Operating expenses:
Selling, general and administrative	19,860	19,122
Depreciation and amortization	898	1,101
Restructuring and other charges	—	3,089
Impairment of goodwill	—	3,183

Income (loss) from operations	277	(6,781)
Interest expense, net	375	689

Loss before benefit from income taxes	(98)	(7,470)
Benefit from income taxes	(29)	(2,987)

Net loss	$(69)	$(4,483)

Basic and diluted net loss per share	$—	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	30,261	30,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	April 1, 2007	March 26, 2006
Operating activities
Net loss	$(69)	$(4,483)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	898	1,101
Amortization of debt issuance cost	31	175
Deferred income taxes	(29)	(2,987)
Provision for doubtful accounts	33	108
Goodwill impairment charge	—	3,183
Stock-based compensation expense	8	31
Changes in operating assets and liabilities:
Accounts receivable	(4,452)	(1,250)
Prepaid expenses and other current assets	(973)	1,004
Other assets	24	238
Accounts payable and accrued expenses	4,896	2,502
Accrued payroll and related liabilities	(1,269)	2,282
Other liabilities	(13)	47

Cash (used in) provided by operating activities	(915)	1,951

Investing activities
Purchases of furniture and equipment	(258)	(509)
Capitalized internal software costs	(215)	(232)

Cash used in investing activities	(473)	(741)

Financing activities
Net borrowings (repayments) under revolving credit facility	1,064	(388)
Principal payments under capital lease obligations	(71)	(94)
Proceeds from exercise of stock options	30	—

Cash provided by (used in) financing activities	1,023	(482)

Net (decrease) increase in cash and cash equivalents	(365)	728
Cash and cash equivalents at beginning of period	527	42

Cash and cash equivalents at end of period	$162	$770

Supplemental disclosure of cash flow information:
Interest paid, net	$11	$5

Income taxes refunded, net	$—	$228

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$454	$740

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, per diem and travel, in the United States. The Company’s per diem healthcare staffing assignments (less than thirteen weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialties, clinical laboratory specialties, rehabilitation specialties, pharmacists, respiratory therapists and other similar healthcare vocations. The Company also provides temporary general staffing. The Company’s per diem general staffing assignments, place individuals in a variety of areas including clerical, janitorial and food services. The Company’s temporary healthcare staffing client base includes for-profit and non-profit hospitals, teaching hospitals, and regional healthcare providers.

The Company currently provides its services through a network of over 100 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenues for the three months ended April 1, 2007 and March 26, 2006.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-31299).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective beginning February 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

3. RESTRUCTURING AND OTHER CHARGES

On February 1, 2006, the Company initiated a plan to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. The restructuring charge is included in the line item restructuring and other charges on the Company’s condensed consolidated statement of operations for the three months ended March 26, 2006.

A breakdown of the restructuring and other charges is as follows (in thousands):

	Initial Charge	Cash paid as of April 1, 2007	Non-cash charges as of April 1, 2007	Accrued at April 1, 2007
Employee termination costs	$1,537	$(1,332)	$(179)	$26	(1)
Lease termination costs	909	(646)	(41)	222	(2)
Office closing costs	240	—	(240)	—
Miscellaneous other costs	403	(101)	(287)	15	(2)

Total	$3,089	$(2,079)	$(747)	$263

(1)	Included in accrued payroll and related liabilities in the Company’s condensed consolidated balance sheet.
(2)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

4. IMPAIRMENT OF GOODWILL

Coinciding with the branch closures discussed in Note 3, the Company concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the three months ended March 26, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. This amount is included in the line item impairment of goodwill on the Company’s condensed consolidated statement of operations for the three months ended March 26, 2006.

5. LONG-TERM DEBT

The Company had a senior credit facility (Senior Credit Facility) that provided for a $60.0 million revolving credit facility (Revolver) that expired on January 2, 2007 and a $6.0 million term note (Term Note) that was due on January 2, 2007.

On September 29, 2006, the Company amended the terms of its Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, the Company repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan through borrowings under the Revolver. The Company recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write-off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, the Company amended the terms of its Senior Credit Facility whereby certain financial covenants were favorably amended.

Pursuant to the terms of the Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.4% at April 1, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.35% and is payable monthly. As of April 1, 2007, $18.1 million was outstanding under the Revolver and an additional $20.5 million is immediately available for borrowing under the Revolver.

The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of April 1, 2007, the Company was in compliance with all covenants.

6. INCOME TAXES

At April 1, 2007, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against the net current and noncurrent deferred tax assets.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN No. 48, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of FIN No. 48 had no impact on the condensed consolidated financial statements.

The amount of unrecognized tax benefits as of January 1, 2007, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the United States federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2002, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations. The Company is not currently under examination by any state jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

7. COMPREHENSIVE LOSS

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. As the Company’s results of operations were the sole component of comprehensive loss for the three months ended April 1, 2007 and March 26, 2006, comprehensive loss is the same as net loss for all periods presented.

8. LOSS PER SHARE

	Three Months Ended
	April 1, 2007	March 26, 2006
	(in thousands, except per share information)
Numerator for basic and diluted loss per share	$(69)	$(4,483)

Denominator:
Denominator for basic and diluted loss per share	30,261	30,236

Basic and diluted net loss per share	$—	$(0.15)

For the three months ended April 1, 2007 and March 26, 2006, approximately 1.8 million and 2.0 million options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net losses.

9. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended April 1, 2007 and March 26, 2006, the Company billed approximately $0.7 million and $0.6 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at April 1, 2007 and December 31, 2006.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended April 1, 2007 and March 26, 2006, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at April 1, 2007 and December 31, 2006.

The Company paid less than $0.1 million during each of the three months ended April 1, 2007 and March 26, 2006, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

10. CONTINGENCIES

On February 20, 2004, Joseph and Patricia Marrari, and on April 16, 2004, Tommie Williams, filed class action lawsuits against the Company in the United States District Court for the Southern District of Florida, on behalf of themselves and purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002. These lawsuits also named as defendants certain of the Company’s directors and executive officers (collectively with the Company, the Defendants). The complaints allege that certain disclosures in the Registration Statement/Prospectus filed in connection with the Company’s initial public offering on April 17, 2002 were materially false and misleading in violation of the Securities Act of 1933 (Securities Act). The complaints seek compensatory damages, as well as costs and attorney fees.

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

On March 2, 2004, another class action complaint was filed against the Company and certain of its directors and executive officers in the United States District Court for the Southern District of Florida by Jerome Gould, individually and on behalf of a class of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003. The complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (Exchange Act), and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, costs and attorney fees.

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP (now known as Lerach Coughlin Stoia Geller Rudman and Robbins LLP) was appointed Plaintiffs’ Lead Counsel. On September 1, 2004, Lead Plaintiff filed his consolidated amended class action complaint (Complaint). The Complaint makes allegations on behalf of a class consisting of purchasers of the Company’s common stock pursuant to or traceable to the Company’s initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of the Company’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of the Company’s public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants filed a motion to dismiss the Complaint, which, on September 27, 2005, was granted in part as to those portions of Plaintiffs’ Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002, and denied as to the remaining claims. On May 15, 2006, the Court granted Plaintiff’s motion for class certification.

Defendants and Lead Plaintiff have reached an agreement to settle the case, the terms of which are reflected in a Stipulation of Settlement filed with the District Court. Under the settlement agreement, Defendants expressly deny any violation of the securities laws or other wrongdoing. The settlement will create a $5 million cash fund that will be used to pay claims submitted by class members and pay fees and expenses of Plaintiffs’ Lead Counsel. The entire amount of the settlement is covered by the Company’s insurance and therefore will not have any impact on the Company’s earnings. A fairness hearing was held on March 2, 2007 and the District Court issued a final judgment on March 6, 2007 approving the settlement and dismissing the action with prejudice. On March 11, 2007, the state court dismissed the Zia action with prejudice.

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

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and/or other standard-setting bodies, and the effect of those pronouncements.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended April 1, 2007 relative to the three months ended March 26, 2006 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of April 1, 2007.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses though we have begun to see increases in bill rates over the past few months. Overall, in 2006 and continuing into the first quarter of 2007, we experienced a more favorable pricing environment than in recent years. Due to the uncertain economic conditions of prior years, we believe that nurses in many households became a primary wage earner, which caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisitions

We made no acquisitions in the first three months of 2007 and 2006.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenues. For the three months ended April 1, 2007, approximately 76% of our revenues were derived from per diem nurse staffing, 19% from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations, 4% from travel nurse staffing and 1% from per diem general staffing.

For the three months ended April 1, 2007, approximately 80% of our revenues were generated from our per diem branch network, with the balance coming from our centralized travel nurse and allied health staffing operating locations.

Restructuring and Other Charges

On February 1, 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, for the three months ended March 26, 2006, we incurred a charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees.

Impairment of Goodwill

Coinciding with the aforementioned branch closures, we concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the three months ended March 26, 2006, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective beginning February 1, 2008. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended
	April 1, 2007	March 26, 2006

Service revenues	100.0%	100.0%
Cost of services rendered	76.8	79.3

Gross profit	23.2	20.7
Selling, general and administrative	21.9	20.1
Depreciation and amortization	1.0	1.1
Restructuring and other charges	—	3.3
Impairment of goodwill	—	3.3

Income (loss) from operations	0.3	(7.1)
Interest expense, net	0.4	0.8

Loss before benefit from income taxes	(0.1)	(7.9)
Benefit from income taxes	—	(3.2)

Net loss	(0.1)	(4.7)

Comparison of Three Months Ended April 1, 2007 to Three Months Ended March 26, 2006

Service Revenues. Service revenues decreased $4.5 million, or 4.7%, to $90.5 million for the three months ended April 1, 2007 as compared to $95.0 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals due in part to the February 2006 restructuring initiative, partially offset by an increase in bill rates that were slightly higher than that of the Consumer Price Index.

Branch-based per diem staffing revenues decreased $1.8 million, or 2.4%, to $72.8 million for the three months ended April 1, 2007 as compared to $74.6 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due in part to the prior year restructuring initiative, partially offset by the aforementioned increase in bill rates.

Revenues from our allied health division increased 0.6% from the comparable prior year period. Revenues from our travel nurse staffing division decreased 45.8% from the comparable prior year period, primarily due to a decrease in the number of hours worked by professionals. Revenues from our per diem general staffing divisions increased 30.1% from the comparable prior year period, primarily due to an increase in the number of hours worked by our field associates.

Cost of Services Rendered. Cost of services rendered decreased $5.8 million, or 7.7%, to $69.5 million for the three months ended April 1, 2007 as compared to $75.3 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals.

Gross Profit. Gross profit increased $1.3 million, or 6.7%, to $21.0 million for the three months ended April 1, 2007 as compared to $19.7 million for the comparable prior year period. Gross margin for the three months ended April 1, 2007 was 23.2% as compared with 20.7% for the comparable prior year period. The increase in gross profit was primarily due to the 250 basis point improvement in gross margin, which was primarily due to the aforementioned increase in bill rates, partially offset by the reduction in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $19.9 million, or 21.9% of revenues, for the three months ended April 1, 2007, compared to $19.1 million, or 20.1% of revenues, for the comparable prior year period. The increase was primarily due to higher professional service fees and recruiting/promotional costs.

Depreciation and Amortization. Depreciation and amortization for the three months ended April 1, 2007 was $0.9 million, as compared to $1.1 million for the comparable prior year period. The decrease was primarily attributable to more furniture and equipment becoming fully depreciated.

Restructuring and Other Charges. Restructuring and other charges for the three months ended March 26, 2006 was $3.1 million. The amount represents the charges incurred with our per diem nurse staffing division restructuring initiated on February 1, 2006 related to severance costs and contract and lease termination fees.

Impairment of Goodwill. Impairment of goodwill for the three months ended March 26, 2006 was $3.2 million. Coinciding with the aforementioned restructuring, we concluded that the goodwill associated with the closed per diem branches was fully impaired.

Interest Expense, Net. Interest expense, net, for the three months ended April 1, 2007 decreased to $0.4 million from $0.7 million for the three months ended March 26, 2006. The decrease was attributable to lower average outstanding borrowings and a lower weighted average interest rate.

Benefit From Income Taxes. Our effective income tax benefit rate for the three months ended April 1, 2007 was 30%, as compared to 40.0% for the comparable prior year period. In the fourth quarter of 2006, we recorded a valuation allowance against our net current and noncurrent deferred tax assets which has resulted in the lower effective income tax benefit rate in 2007.

Net Loss. As a result of the above, net loss decreased to $0.1 million for the three months ended April 1, 2007 as compared to $4.5 million for the comparable prior year period.

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

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash used in operating activities was $0.9 million for the three months ended April 1, 2007 as compared to cash provided by operating activities of $2.0 million for the three months ended March 26, 2006. During the three months ended April 1, 2007, we used net borrowings from the Revolver of $1.1 million to fund operating activities and to repay $0.1 million of capital lease obligations and $0.4 million to fund capital expenditures.

The usage of cash in the first quarter was primarily the result of an increase in days sales outstanding as our accounts receivable balance, adjusted for pass through billings related to governmental contracts, increased primarily due to the transition of our billing process to our outsourcing partner, an increase in prepaid expenses and other current assets due to the timing of payments made during the quarter and a decrease in accrued payroll and related liabilities due to the timing of payments as compared to the prior year quarter, partially offset by an increase in accounts payable also due to the timing of payments as compared to the prior year quarter.

We had net working capital of $37.6 million as compared to $36.2 million as of December 31, 2006. Available borrowings under our Senior Credit Facility are an important component of our liquidity.

At December 26, 2005, we had a Senior Credit Facility that provided for a $60.0 million Revolver that expired on January 2, 2007 and a $6.0 million Term Note that was due on January 2, 2007.

On September 29, 2006, we amended the terms of our Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the Revolver from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the Revolver by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, we repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the Term Loan through borrowings under the Revolver. We recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write-off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, we amended the terms of our Senior Credit Facility whereby certain financial covenants were favorably amended.

Pursuant to the terms of the Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.4% at April 1, 2007) with interest payable monthly or as interest rate contracts expire. At April 1, 2007, unused capacity under the Revolver bore interest at 0.35% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of April 1, 2007, we were in compliance with all covenants.

As of April 1, 2007, $18.1 million was outstanding under the Revolver and an additional $20.5 million is immediately available for borrowing under the Revolver. For the three months ended April 1, 2007, the weighted average interest rate for the loans under the Senior Credit Facility was 7.5%.

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

Capital expenditures were $0.5 million for the three months ended April 1, 2007 and $0.7 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures over the next twelve months.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 31, 2006 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$17,411	$4,625	$5,918	$3,805	$3,063
Long-term debt obligations	17,036	–	17,036	–	–
Capital lease obligations	702	326	376	–	–

Total	$35,149	$4,951	$23,330	$3,805	$3,063

During the first three months of 2007, we increased our long-term debt obligations by $1.1 million, from $17.0 million to $18.1 million, through borrowings under our Revolver. No material changes have occurred with regards to operating leases and capital lease obligations since December 31, 2006.

Critical Accounting Policies

In response to the Security and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for doubtful accounts. The adequacy of this allowance is determined by continually evaluating customer receivables, considering the customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 31, 2006. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit, as opposed to our previous view that the entire company represented one reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators and none were noted in the first quarter of 2007. Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon implementing FIN No. 48, the Company did not recognize any liabilities for unrecognized tax benefits.

At December 31, 2006, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined at that time that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, during the quarter ended December 31, 2006, we established a $7.4 million valuation allowance against the net current and noncurrent deferred tax assets. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 31, 2006, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization. During the first three months of 2007, we increased our valuation allowance by $1.4 million to $8.8 million.

•

We maintain an accrual for our health, workers compensation and professional liability exposures that are either self-insured or partially self-insured and are classified in accounts payable and accrued expenses. The adequacy of these accruals is determined by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on company-specific actuarial computations and industry experience and trends. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

•

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our financial condition or results of operations, we will evaluate the probability of an adverse outcome and provide accruals for such estimable contingencies as necessary, if we become aware of such claims against us.

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	Our ability to attract and retain qualified temporary healthcare personnel;

•	The overall level of demand for services provided by temporary healthcare professionals;

•	Our ability to enter into and maintain contracts with hospital and healthcare facility clients on terms attractive to us;

•	The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•	The general level of patient occupancy at hospital and healthcare facility clients;

•	The functioning of our information systems;

•	The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•	Our clients’ ability to pay for services;

•	Our ability to maintain the improvement in the spread between bill and pay rates;

•	Our ability to successfully implement our acquisition and integration strategies;

•	The effect of liabilities and other claims asserted against us;

•	The effect of competition in the markets we serve;

•	Our ability to carry out our business strategy;

•	Our ability to leverage our cost structure;

•	The loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	The effect of recognition by us of an impairment to goodwill; and

•	Our ability to obtain additional financing, if required, in future periods.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, our Current Reports on Form 8-K, and our Registration Statement on Form S-1 (File No. 333-82438). We undertake no obligation to update the forward-

looking statements in this filing. Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur. References in this filing to “Medical Staffing Network,” the “Company,” “we,” “us” and “our” refer to Medical Staffing Network Holdings, Inc. and its wholly owned subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Senior Credit Facility. As of April 1, 2007, we had borrowings of $18.1 million under the Senior Credit Facility that were subject to variable rates, with a blended rate of 7.4%. As of April 1, 2007, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annualized basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and the President and Chief Financial Officer, Kevin S. Little, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On July 2, 2004, the Marrari, Gould, Williams and Zia actions were consolidated, although, as noted above, the Zia action was subsequently remanded to state court. Plaintiff Thomas Greene was appointed Lead Plaintiff of the consolidated action and the law firm of Cauley Geller Bowman & Rudman LLP (now known as Lerach Coughlin Stoia Geller Rudman and Robbins LLP) was appointed Plaintiffs’ Lead Counsel. On September 1, 2004, Lead Plaintiff filed his Complaint. The Complaint makes allegations on behalf of a class consisting of purchasers of our common stock pursuant to or traceable to our initial public offering in April 2002, for purposes of the Securities Act claims, and on behalf of Medical Staffing Network’s stockholders who purchased stock during the period from April 18, 2002 through June 16, 2003, for purposes of the Exchange Act claims. The Complaint alleges that certain of our public disclosures during the class period were materially false and misleading in violation of Section 11 of the Securities Act and

Section 10(b) of the Exchange Act. The Complaint seeks compensatory damages as well as costs and attorney fees. Defendants filed a motion to dismiss the Complaint, which, on September 27, 2005, was granted in part as to those portions of Plaintiffs’ Section 10(b) and 20(a) claims concerning statements or omissions prior to October 29, 2002, and denied as to the remaining claims. On May 15, 2006, the Court granted Plaintiff’s motion for class certification.

Defendants and Lead Plaintiff have reached an agreement to settle the case, the terms of which are reflected in a Stipulation of Settlement filed with the District Court. Under the settlement agreement, Defendants expressly deny any violation of the securities laws or other wrongdoing. The settlement will create a $5 million cash fund that will be used to pay claims submitted by class members and pay fees and expenses of Plaintiffs’ Lead Counsel. The entire amount of the settlement is covered by our insurance and therefore will not have any impact on our earnings. A fairness hearing was held on March 2, 2007 and the District Court issued a final judgment on March 6, 2007 approving the settlement and dismissing the action with prejudice. On March 11, 2007, the state court dismissed the Zia action with prejudice.

The DOL is currently conducting a wage and hour review regarding our payment of certain “on-call” employees, who work from their homes after normal business hours and bonus payments made to certain per diem employees. We are cooperating fully with the review and believe that all employees were properly paid.

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

ITEM 5.	OTHER INFORMATION

In February 2007, the Compensation Committee of the Board of Directors awarded a discretionary bonus to our CEO and CFO in the amounts of $112,500 and $91,875, respectively, in recognition of the significant ongoing contributions those individuals have made to our company. These amounts were recorded in the line item selling, general and administrative expenses in our condensed consolidated statement of operations for the three months ended April 1, 2007.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 10, 2007	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: May 10, 2007	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.