Form 10-Q
period 2007-07-01
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2007-08-09
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,261,988 shares of common stock, par value $0.01 per share, were outstanding as of August 3, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	July 1, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198	$527
Accounts receivable, net of allowance for doubtful accounts of $808 and $1,145 at July 1, 2007 and December 31, 2006, respectively	61,076	56,717
Prepaid expenses	2,929	2,500
Other current assets	1,747	1,582

Total current assets	65,950	61,326
Furniture and equipment, net of accumulated depreciation of $25,329 and $24,095 at July 1, 2007 and December 31, 2006, respectively	8,069	7,691
Goodwill	99,772	99,097
Intangible assets, net of accumulated amortization of $3,563 and $3,194 at July 1, 2007 and December 31, 2006, respectively	1,084	1,453
Other assets, net of accumulated amortization of $1,183 and $1,122 at July 1, 2007 and December 31, 2006, respectively	2,606	1,584

Total assets	$177,481	$171,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,859	$17,244
Accrued payroll and related liabilities	7,466	7,573
Current portion of capital lease obligations	286	290

Total current liabilities	29,611	25,107
Long-term debt	16,235	17,036
Deferred income taxes	5,511	4,745
Capital lease obligations, net of current portion	219	359
Other liabilities	1,882	1,577

Total liabilities	53,458	48,824

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,262 and 30,257 issued and outstanding at July 1, 2007 and December 31, 2006, respectively	303	303
Additional paid-in capital	284,553	284,507
Accumulated deficit	(160,833)	(162,483)

Total stockholders’ equity	124,023	122,327

Total liabilities and stockholders’ equity	$177,481	$171,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service revenues	$93,953	$95,268	$184,471	$190,277
Cost of services rendered	70,923	74,110	140,406	149,405

Gross profit	23,030	21,158	44,065	40,872

Operating expenses:
Selling, general and administrative	19,279	17,544	39,139	36,666
Depreciation and amortization	893	954	1,791	2,055
Restructuring and other charges	—	—	—	3,089
Impairment of goodwill	—	—	—	3,183

Income (loss) from operations	2,858	2,660	3,135	(4,121)
Interest expense, net	344	646	719	1,335

Income (loss) before provision for (benefit from) income taxes	2,514	2,014	2,416	(5,456)
Provision for (benefit from) income taxes	795	805	766	(2,182)

Net income (loss)	$1,719	$1,209	$1,650	$(3,274)

Basic net income (loss) per share	$0.06	$0.04	$0.05	$(0.11)

Diluted net income (loss) per share	$0.06	$0.04	$0.05	$(0.11)

Weighted average number of common shares outstanding:
Basic	30,262	30,244	30,261	30,240

Diluted	30,305	30,289	30,341	30,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	July 1, 2007	June 25, 2006
Operating activities
Net income (loss)	$1,650	$(3,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,791	2,055
Amortization of debt issuance cost	61	350
Deferred income taxes	766	(2,182)
Provision (credit) for doubtful accounts	(243)	213
Goodwill impairment charge	—	3,183
Stock-based compensation expense	16	31
Changes in operating assets and liabilities:
Accounts receivable	(4,116)	(1,114)
Prepaid expenses and other current assets	(594)	220
Other assets	(1,084)	403
Accounts payable and accrued expenses	4,615	2,775
Accrued payroll and related liabilities	(107)	1,261
Other liabilities	307	64

Cash provided by operating activities	3,062	3,985

Investing activities
Cash paid for acquisitions, net of cash acquired	(675)	(261)
Purchases of furniture and equipment	(990)	(765)
Capitalized internal software costs	(810)	(452)

Cash used in investing activities	(2,475)	(1,478)

Financing activities
Net repayments under revolving credit facility	(801)	(2,238)
Principal payments under capital lease obligations	(145)	(165)
Proceeds from exercise of stock options	30	43
Excess tax benefit from exercise of stock options	—	19

Cash used in financing activities	(916)	(2,341)

Net (decrease) increase in cash and cash equivalents	(329)	166
Cash and cash equivalents at beginning of period	527	42

Cash and cash equivalents at end of period	$198	$208

Supplemental disclosure of cash flow information:
Interest paid, net	$21	$22

Income taxes (paid) refunded, net	$(2)	$242

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$711	$1,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, per diem and travel, in the United States. The Company’s per diem healthcare staffing assignments (less than thirteen weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialties, rehabilitation specialties, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, and regional healthcare providers.

As of July 1, 2007, the Company provided its services through a network of over 100 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenues for the three and six months ended July 1, 2007 and June 25, 2006.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain reclassifications have been made to the 2006 condensed consolidated financial statements to conform to the 2007 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-31299).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

3. RESTRUCTURING AND OTHER CHARGES

On February 1, 2006, the Company initiated a plan to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. The restructuring charge is included in the line item “restructuring and other charges” on the Company’s condensed consolidated statement of operations for the six months ended June 25, 2006.

A breakdown of the restructuring and other charges is as follows (in thousands):

	Initial Charge	Cash paid as of July 1, 2007	Non-cash charges as of July 1, 2007	Accrued at July 1, 2007
Employee termination costs	$1,537	$(1,332)	$(205)	$—
Lease termination costs	909	(741)	(65)	103	(1)
Office closing costs	240	—	(240)	—
Miscellaneous other costs	403	(101)	(287)	15	(1)

Total	$3,089	$(2,174)	$(797)	$118

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

4. IMPAIRMENT OF GOODWILL

Coinciding with the branch closures discussed in Note 3, the Company concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the six months ended June 25, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. This amount is included in the line item impairment of goodwill on the Company’s condensed consolidated statement of operations for the six months ended June 25, 2006.

5. ACQUISITIONS

During the three months ended July 1, 2007, the Company paid approximately $0.7 million of additional consideration related to a 2005 acquisition achieving certain financial results to date, all of which has been allocated to goodwill.

On May 11, 2007, the Company announced that it had agreed to purchase all of the interests of InteliStaf Holdings, Inc., an Illinois based temporary healthcare staffing company (InteliStaf). On July 2, 2007, the Company completed the acquisition of InteliStaf (see Note 12 for additional information).

6. LONG-TERM DEBT

The Company had a senior credit facility (Senior Credit Facility) that provided for a $60.0 million revolving credit facility (Revolver) that was due to expire on January 2, 2007, and a $6.0 million term note (Term Note) that was due on January 2, 2007.

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

Pursuant to the terms of the Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.5% at July 1, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.35% and is payable monthly. As of July 1, 2007, $16.2 million was outstanding under the Revolver and an additional $22.3 million was immediately available for borrowing under the Revolver.

The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of July 1, 2007, the Company was in compliance with all covenants.

On July 2, 2007, the Company repaid all amounts owing under its Senior Credit Facility and entered into a new senior credit facility (see Note 12 for additional information).

7. INCOME TAXES

At July 1, 2007, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to its indefinite reversing temporary differences.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN No. 48, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of FIN No. 48 had no impact on the condensed consolidated financial statements.

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

8. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. As the Company’s results of operations were the sole component of comprehensive income (loss) for the three and six months ended July 1, 2007 and June 25, 2006, comprehensive income (loss) is the same as net income (loss) for all periods presented.

9. INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$1,719	$1,209	$1,650	$(3,274)

Denominator:
Denominator for basic and diluted income (loss) per share	30,262	30,244	30,261	30,240
Effect of dilutive shares:
Employee stock options	43	45	80	—

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,305	30,289	30,341	30,240

Basic and diluted net income (loss) per share	$0.06	$0.04	$0.05	$(0.11)

For the three months ended July 1, 2007 and June 25, 2006, 1.7 million and 1.8 million incremental options, respectively, were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive. For the six months ended July 1, 2007, 1.0 million incremental options were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive. For the six months ended June 25, 2006, 1.9 million incremental options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

10. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended July 1, 2007 and June 25, 2006, the Company billed approximately $0.7 million and $0.8 million, respectively, for its services. During the six months ended July 1, 2007 and June 25, 2006, the Company billed approximately $1.5 million and $1.6 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million and $0.4 million at July 1, 2007 and December 31, 2006.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended July 1, 2007 and June 25, 2006, the Company billed approximately $0.1 million for its services. During each of the six months ended July 1, 2007 and June 25, 2006, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at both July 1, 2007 and December 31, 2006.

The Company paid less than $0.1 million during each of the three and six months ended July 1, 2007 and June 25, 2006, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

11. CONTINGENCIES

The Department of Labor is currently conducting a wage and hour review regarding the Company’s payment of certain “on-call” employees who work from their homes after normal business hours and bonus payments made to certain per diem employees. The Company is cooperating fully with the review and believes that all employees were properly paid.

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

12. SUBSEQUENT EVENTS

On July 2, 2007, the Company acquired all of the interests of InteliStaf for approximately $92.0 million in cash, of which approximately $6.1 million will be held in escrow. The Company is currently evaluating the purchase price allocation for the acquisition. The primary reason for the acquisition was to increase the Company’s presence in travel nurse staffing and to expand the number of markets its per diem division operates in. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations (SFAS No. 141), and, accordingly, the results of operations will be included in the Company’s consolidated statement of operations beginning July 2, 2007, the date when the Company assumed control of InteliStaf. The Company will be implementing its integration plan during the third quarter and anticipates incurring certain period costs in connection with the plan.

On July 2, 2007, the Company repaid all amounts owing under its existing Senior Credit Facility and entered into a new senior credit facility. The new $155.0 million senior credit facility is comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan. The proceeds of the facility will be used to finance the purchase price of the InteliStaf acquisition, to pay fees and expenses incurred in connection with the InteliStaf acquisition and for working capital purposes. The Company anticipates that it will record a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the existing Senior Credit Facility. The Company’s new $100.0 million senior secured term loan yields an interest rate of LIBOR+350 basis points and the new $25.0 million senior secured second term loan yields an interest rate of LIBOR+650 basis points.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended July 1, 2007 relative to the three and six months ended June 25, 2006 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of July 1, 2007.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses though we have begun to see increases in bill rates. Overall, in 2006 and continuing into 2007, we experienced a more favorable pricing environment than in recent years. Due to the uncertain economic conditions of prior years, we believe that nurses in many households became a primary wage earner, which caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisitions

We did not complete any acquisitions in the first six months of 2007. We made no acquisitions in the first six months of 2006.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenues. For the three and six months ended July 1, 2007, approximately 75% of our revenues were derived from per diem nurse staffing, 21% from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations and 4% from travel nurse staffing.

For the three and six months ended July 1, 2007, approximately 79% and 80% of our revenues, respectively, were generated from our per diem branch network, with the balance coming from our centralized travel nurse and allied health staffing operating locations.

Restructuring and Other Charges

On February 1, 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, for the six months ended June 25, 2006, we incurred a charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees.

Impairment of Goodwill

Coinciding with the aforementioned branch closures, we concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the six months ended June 25, 2006, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	75.5	77.8	76.1	78.5

Gross profit	24.5	22.2	23.9	21.5
Selling, general and administrative	20.5	18.4	21.2	19.2
Depreciation and amortization	1.0	1.0	1.0	1.2
Restructuring and other charges	—	—	—	1.6
Impairment of goodwill	—	—	—	1.7

Income (loss) from operations	3.0	2.8	1.7	(2.2)
Interest expense, net	0.3	0.7	0.4	0.7

Income (loss) before provision for (benefit from) income taxes	2.7	2.1	1.3	(2.9)
Provision for (benefit from) income taxes	0.9	0.8	0.4	(1.2)

Net income (loss)	1.8	1.3	0.9	(1.7)

Comparison of Three Months Ended July 1, 2007 to Three Months Ended June 25, 2006

Service Revenues. Service revenues decreased $1.3 million, or 1.4%, to $94.0 million for the three months ended July 1, 2007 as compared to $95.3 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals, partially offset by an increase in bill rates that were slightly higher than that of the Consumer Price Index.

Branch-based per diem staffing revenues decreased $1.9 million, or 2.5%, to $74.2 million for the three months ended July 1, 2007 as compared to $76.1 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals, partially offset by the aforementioned increase in bill rates.

Revenues from our allied health division increased 17.4% from the comparable prior year period, primarily due to an increase in the number of hours worked by professionals. Revenues from our travel nurse staffing division decreased 35.4% from the comparable prior year period, primarily due to a decrease in the number of hours worked by professionals.

Cost of Services Rendered. Cost of services rendered decreased $3.1 million, or 4.3%, to $71.0 million for the three months ended July 1, 2007 as compared to $74.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals.

Gross Profit. Gross profit increased $1.8 million, or 8.8%, to $23.0 million for the three months ended July 1, 2007 as compared to $21.2 million for the comparable prior year period. Gross margin for the three months ended July 1, 2007 was 24.5% as compared with 22.2% for the comparable prior year period. The increase in gross profit was primarily due to the 230 basis point improvement in gross margin, which was primarily due to the aforementioned increase in bill rates, partially offset by the reduction in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $19.3 million, or 20.5% of revenues, for the three months ended July 1, 2007, compared to $17.5 million, or 18.4% of revenues, for the comparable prior year period. The increase was primarily due to higher compensation expense for branch personnel, professional service fees and recruiting/promotional costs, partially offset by a reduction in the provision for doubtful accounts of approximately $0.4 million, a portion of which is attributable to the collection on a previously reserved account.

Depreciation and Amortization. Depreciation and amortization for the three months ended July 1, 2007 was $0.9 million, as compared to $1.0 million for the comparable prior year period. The decrease was primarily attributable to more furniture and equipment becoming fully depreciated.

Interest Expense, Net. Interest expense, net, for the three months ended July 1, 2007 decreased to $0.3 million from $0.6 million for the comparable prior year period. The decrease was attributable to lower average outstanding borrowings and a lower weighted average interest rate.

Provision For Income Taxes. Our effective income tax rate for the three months ended July 1, 2007 was 31.6%, as compared to 40.0% for the comparable prior year period. In the fourth quarter of 2006, we recorded a valuation allowance against our net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to indefinite reversing temporary differences which has resulted in the lower effective income tax rate in 2007.

Net Income. As a result of the above, net income increased to $1.7 million for the three months ended July 1, 2007 as compared to $1.2 million for the comparable prior year period.

Comparison of Six Months Ended July 1, 2007 to Six Months Ended June 25, 2006

Service Revenues. Service revenues decreased $5.8 million, or 3.1%, to $184.5 million for the six months ended July 1, 2007 as compared to $190.3 million for the comparable prior year period. The decrease was due to a lower number of hours worked by professionals due in part to the February 2006 restructuring initiative, partially offset by an increase in bill rates that were slightly higher than that of the Consumer Price Index.

Branch-based per diem staffing revenues decreased $3.7 million, or 4.9%, to $147.0 million for the six months ended July 1, 2007 as compared to $150.7 million for the comparable prior year period. The decrease was primarily due to a decrease in the number of hours worked by professionals due in part to the prior year restructuring initiative, partially offset by the aforementioned increase in bill rates.

Revenues from our allied health division increased 9.9% from the comparable prior year period, primarily due to an increase in the number of hours worked by professionals. Revenues from our travel nurse staffing division decreased 41.2% from the comparable prior year period, primarily due to a decrease in the number of hours worked by professionals.

Cost of Services Rendered. Cost of services rendered decreased $9.0 million, or 6.0%, to $140.4 million for the six months ended July 1, 2007 as compared to $149.4 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals.

Gross Profit. Gross profit increased $3.2 million, or 7.8%, to $44.1 million for the six months ended July 1, 2007 as compared to $40.9 million for the comparable prior year period. Gross margin for the six months ended July 1, 2007 was 23.9% as compared with 21.5% for the comparable prior year period. The increase in gross profit was primarily due to the 240 basis point improvement in gross margin, which was primarily due to the aforementioned increase in bill rates, partially offset by the reduction in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $39.1 million, or 21.2% of revenues, for the six months ended July 1, 2007, compared to $36.7 million, or 19.2% of revenues, for the comparable prior year period. The increase was primarily due to higher compensation expense for branch personnel, professional service fees and recruiting/promotional costs, partially offset by a reduction in the provision for doubtful accounts of approximately $0.5 million, a portion of which is attributable to the collection on a previously reserved account.

Depreciation and Amortization. Depreciation and amortization for the six months ended July 1, 2007 was $1.8 million, as compared to $2.1 million for the comparable prior year period. The decrease was primarily attributable to more furniture and equipment becoming fully depreciated.

Restructuring and Other Charges. Restructuring and other charges for the six months ended June 25, 2006 was $3.1 million. The amount represents the charges incurred with our per diem nurse staffing division restructuring initiated on February 1, 2006 related to severance costs and contract and lease termination fees.

Impairment of Goodwill. Impairment of goodwill for the six months ended June 25, 2006 was $3.2 million. Coinciding with the aforementioned restructuring, we concluded that the goodwill associated with the closed per diem branches was fully impaired.

Interest Expense, Net. Interest expense, net, for the six months ended July 1, 2007 decreased to $0.8 million from $1.3 million for the comparable prior year period. The decrease was attributable to lower average outstanding borrowings and a lower weighted average interest rate.

Provision For (Benefit From) Income Taxes. Our effective income tax rate for the six months ended July 1, 2007 was 31.7%, as compared to benefit of 40.0% for the comparable prior year period. In the fourth quarter of 2006, we recorded a valuation allowance against our net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to indefinite reversing temporary differences which has resulted in the lower effective income tax rate in 2007.

Net Income (Loss). As a result of the above, net income increased to $1.7 million for the six months ended July 1, 2007 as compared to a net loss of $3.3 million for the comparable prior year period.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and travel allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash provided by operating activities was $3.1 million for the six months ended July 1, 2007 as compared to $4.0 million for the six months ended June 25, 2006. During the six months ended July 1, 2007, we used cash provided by operating activities to repay $0.8 million of borrowings under our Senior Credit Facility, $0.1 million of capital lease obligations and $1.8 million to fund capital expenditures.

As of July 1, 2007, we had net working capital of $36.3 million as compared to $36.2 million as of December 31, 2006. Available borrowings under our Senior Credit Facility are an important component of our liquidity.

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

Pursuant to the terms of the Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a formula that takes into account, among other things, eligible accounts receivable and an availability reserve, which can result in borrowing availability of less than the full capacity of the Revolver. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.5% at July 1, 2007) with interest payable monthly or as interest rate contracts expire. At July 1, 2007, unused capacity under the Revolver bore interest at 0.35% and is payable monthly. The Senior Credit Facility is secured by substantially all of our assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of July 1, 2007, we were in compliance with all covenants.

As of July 1, 2007, $16.2 million was outstanding under the Revolver and an additional $22.3 million was immediately available for borrowing under the Revolver. For the six months ended July 1, 2007, the weighted average interest rate for the loans under the Senior Credit Facility was 7.5%.

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

Capital expenditures were $1.8 million for the six months ended July 1, 2007 and $1.2 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar rate and type of capital expenditures over the next twelve months.

On July 2, 2007, we repaid all amounts owing under our existing Senior Credit Facility and entered into a new senior credit facility. The new $155.0 million senior credit facility is comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan. The proceeds of the facility will be used to finance the purchase price of the InteliStaf acquisition, to pay fees and expenses incurred in connection with the InteliStaf acquisition and for working capital purposes. We anticipate that we will record a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with our existing Senior Credit Facility.

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

During the first six months of 2007, we repaid $0.8 million of our long-term debt obligations. No material changes have occurred with regards to operating leases and capital lease obligations since December 31, 2006.

Critical Accounting Policies

In response to the Securities and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for doubtful accounts. The adequacy of this allowance is determined by continually evaluating customer receivables, considering the customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 31, 2006. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit, as opposed to our previous view that the entire company represented one reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators and none were noted in the first six months of 2007. Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a charge to the consolidated statement of operations.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon implementing FIN No. 48, the Company did not recognize any liabilities for unrecognized tax benefits.

At December 31, 2006, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined at that time that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, during the quarter ended December 31, 2006, we established a $7.4 million valuation allowance against the net current and noncurrent deferred tax assets. We will continue to record a deferred tax liability and provision relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 31, 2006, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization. During the first six months of 2007, we increased our valuation allowance by $1.3 million to $8.7 million.

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

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	Our ability to attract and retain qualified temporary healthcare personnel;

•	The overall level of demand for services provided by temporary healthcare professionals;

•	Our ability to enter into and maintain contracts with hospital and healthcare facility clients on terms attractive to us;

•	The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•	The general level of patient occupancy at hospital and healthcare facility clients;

•	The functioning of our information systems;

•	The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•	Our clients’ ability to pay for services;

•	Our ability to maintain the improvement in the spread between bill and pay rates;

•	Our ability to make acquisitions;

•	Our ability to successfully implement our acquisition and integration strategies;

•	The effect of liabilities and other claims asserted against us;

•	The effect of competition in the markets we serve;

•	Our ability to carry out our business strategy;

•	Our ability to leverage our cost structure;

•	The loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	The effect of recognition by us of an impairment to goodwill;

•	The risks associated with our debt obligations; and

•	Our ability to obtain additional financing, if required, in future periods.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Current Reports on Form 8-K, and our Registration Statement on Form S-1 (File No. 333-82438). We undertake no obligation to update the forward-looking statements in this filing. Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results. Given these uncertainties, the forward-looking statements discussed herein might not occur. References in this filing to “Medical Staffing Network,” the “Company,” “we,” “us” and “our” refer to Medical Staffing Network Holdings, Inc. and its wholly owned subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Senior Credit Facility. As of July 1, 2007, we had borrowings of $16.2 million under the Senior Credit Facility that were subject to variable rates, with a blended rate of 7.5%. As of July 1, 2007, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.2 million on an annualized basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the United States and all of our revenues are billed and collected in U.S. dollars.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As disclosed in our quarterly report on Form 10-Q for the period ended April 1, 2007, we reached an agreement to settle the consolidated class action lawsuits against us that were initially filed in 2004. Under the settlement agreement, we expressly denied any violation of the securities laws or other wrongdoing. The settlement created a $5 million cash fund that will be used to pay claims submitted by class members and pay fees and expenses of plaintiffs’ lead counsel. The entire amount of the settlement is covered by our insurance and therefore did not have any impact on our earnings.

The Department of Labor is currently conducting a wage and hour review regarding our payment of certain “on-call” employees, who work from their homes after normal business hours and bonus payments made to certain per diem employees. We are cooperating fully with the review and believe that all employees were properly paid.

From time to time, we are subject to lawsuits and claims that arise out of our operations in the normal course of business. We are either a plaintiff or defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of any claims that arise out of operations in the normal course of business will not have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Since our founding in 1998, we have completed 29 acquisitions, including InteliStaf. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, there are restrictive covenants in our senior credit facilities, including a covenant that requires us to obtain approval from our lenders for certain acquisitions, which may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

Our ability to borrow under our credit facility may be limited.

Our ability to borrow under our new revolving senior credit facility is based upon our compliance with certain financial covenants, including consolidated leverage ratios and consolidated fixed charge coverage ratios. Our noncompliance with the aforementioned covenants could result in our inability to borrow additional amounts under our new revolving senior credit facility. Additionally, if covenant violations were to occur in the future and the lenders would not agree to modify the covenants or waive such violations, our ability to borrow under our new revolving senior credit facility could be severely limited or eliminated which would have a material negative impact on our ability to fund ongoing operations.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, Lynne Stacy, Jan Casford and Patricia Layton. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2007, we held our Annual Meeting of Stockholders, at which our stockholders voted on the election of three directors to serve until our 2010 Annual Meeting of Stockholders. Our stockholders voted to elect the following Class III directors to serve until our 2010 Annual Meeting of Stockholders:

Nominee	In Favor	Withheld
Robert J. Adamson	29,517,020	308,334
David J. Wenstrup	29,370,537	454,817
C. Daryl Hollis	29,300,433	524,921

Our directors who continue in office after the meeting are Joel Ackerman and Anne Boykin, who are Class I directors, and Philip A. Incarnati, Edward J. Robinson and David Wester, who are Class II directors.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

2.5	Agreement and Plan of Merger, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., Greenhouse Acquisition Sub, Inc., InteliStaf Holdings, Inc. and TC Group, L.L.C.

2.6	Purchase Agreement, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., InteliStaf Holdings, Inc., the Friedmann Family Parties (as defined therein) and the Carlyle Parties (as defined therein).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 9, 2007	By:	/S/ ROBERT J. ADAMSON
Robert J. Adamson Chairman of the Board of Directors and Chief Executive Officer

Dated: August 9, 2007	By:	/S/ KEVIN S. LITTLE
Kevin S. Little President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.5	Agreement and Plan of Merger, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., Greenhouse Acquisition Sub, Inc., InteliStaf Holdings, Inc. and TC Group, L.L.C.

2.6	Purchase Agreement, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., InteliStaf Holdings, Inc., the Friedmann Family Parties (as defined therein) and the Carlyle Parties (as defined therein).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.