Form 10-Q
period 2007-09-30
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2007-11-07
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,261,988 shares of common stock, par value $0.01 per share, were outstanding as of November 2, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451	$527
Accounts receivable, net of allowance for doubtful accounts of $2,483 and $1,145 at September 30, 2007 and December 31, 2006, respectively	100,651	56,717
Prepaid expenses	5,502	2,500
Other current assets	2,829	1,582

Total current assets	109,433	61,326
Furniture and equipment, net of accumulated depreciation of $26,452 and $24,095 at September 30, 2007 and December 31, 2006, respectively	9,623	7,691
Goodwill	183,894	99,097
Intangible assets, net of accumulated amortization of $4,101 and $3,194 at September 30, 2007 and December 31, 2006, respectively	15,304	1,453
Other assets, net of accumulated amortization of $112 and $1,122 at September 30, 2007 and December 31, 2006, respectively	6,122	1,584

Total assets	$324,376	$171,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,404	$17,244
Accrued payroll and related liabilities	13,926	7,573
Current portion of long-term debt	5,595	—
Current portion of capital lease obligations	286	290

Total current liabilities	68,211	25,107
Long-term debt	124,000	17,036
Deferred income taxes	5,598	4,745
Capital lease obligations, net of current portion	147	359
Other liabilities	3,135	1,577

Total liabilities	201,091	48,824
Minority interest	402	—
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,262 and 30,257 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	303	303
Additional paid-in capital	284,612	284,507
Accumulated other comprehensive income	545	—
Accumulated deficit	(162,577)	(162,483)

Total stockholders’ equity	122,883	122,327

Total liabilities and stockholders’ equity	$324,376	$171,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Service revenues	$154,690	$95,646	$339,161	$285,923
Cost of services rendered	117,671	73,904	258,077	223,309

Gross profit	37,019	21,742	81,084	62,614

Operating expenses:
Selling, general and administrative	28,671	18,358	67,810	55,024
Depreciation and amortization	1,662	927	3,453	2,982
Restructuring and other charges	2,978	—	2,978	3,089
Impairment of goodwill	1,925	—	1,925	3,183

Income (loss) from operations	1,783	2,457	4,918	(1,664)
Minority interest in income of subsidiary	83	—	83	—
Loss on early extinguishment of debt	278	—	278	—
Interest expense, net	3,346	651	4,065	1,986

Income (loss) before provision for (benefit from) income taxes	(1,924)	1,806	492	(3,650)
Provision for (benefit from) income taxes	(180)	722	586	(1,460)

Net income (loss)	$(1,744)	$1,084	$(94)	$(2,190)

Basic net income (loss) per share	$(0.06)	$0.04	$—	$(0.07)

Diluted net income (loss) per share	$(0.06)	$0.04	$—	$(0.07)

Weighted average number of common shares outstanding:
Basic	30,262	30,257	30,262	30,246

Diluted	30,262	30,300	30,262	30,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	Sept. 30, 2007	Sept. 24, 2006
Operating activities
Net loss	$(94)	$(2,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,453	2,982
Amortization of debt issuance cost	174	527
Deferred income taxes	586	(1,554)
Provision for doubtful accounts	224	329
Goodwill impairment charge	1,925	3,183
Loss on early extinguishment of debt	278	—
Stock-based compensation expense	75	31
Changes in operating assets and liabilities:
Accounts receivable	(6,614)	(2,682)
Prepaid expenses and other current assets	(1,470)	632
Other assets	(309)	66
Accounts payable and accrued expenses	2,919	5,468
Accrued payroll and related liabilities	(3,565)	2,119
Other liabilities	(148)	26

Cash (used in) provided by operating activities	(2,566)	8,937

Investing activities
Cash paid for acquisitions, net of cash acquired	(104,483)	(261)
Purchases of furniture and equipment	(1,517)	(1,095)
Capitalized internal software costs	(1,080)	(621)

Cash used in investing activities	(107,080)	(1,977)

Financing activities
Net repayments under revolving credit facility	(12,441)	(5,727)
Proceeds from issuance of term loans	125,000	—
Payments of debt issuance costs	(2,803)	—
Principal payments under capital lease obligations	(216)	(221)
Proceeds from exercise of stock options	30	46
Excess tax benefit from exercise of stock options	—	20

Cash provided by (used in) financing activities	109,570	(5,882)

Net (decrease) increase in cash and cash equivalents	(76)	1,078
Cash and cash equivalents at beginning of period	527	42

Cash and cash equivalents at end of period	$451	$1,120

Supplemental disclosure of cash flow information:
Interest paid, net	$1,212	$20

Income taxes refunded, net	$2	$206

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$711	$1,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, both per diem and travel, in the United States. The Company’s per diem healthcare staffing assignments (less than thirteen weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialties, rehabilitation specialties, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, and regional healthcare providers.

As of September 30, 2007, the Company provided its services through a network of over 120 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenues for the three and nine months ended September 30, 2007 and September 24, 2006.

Through its acquisition of InteliStaf Holdings, Inc. (see Note 3 for additional information), the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.

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

Significant Accounting Policies

Revenue Recognition

Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management service agreements) is the use of unaffiliated companies (associate partners), and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partners serve as subcontractors. The customer is typically responsible for assessing the work of the associate partner, and has responsibility for the acceptability of its personnel, and in most instances the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are billed. Gross revenues of associate partners and net revenues recognized in the condensed statements of operations for the three and nine months ended September 30, 2007 and September 24, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
(in thousands, except per share amounts)
Gross revenues of associate partners	$12,726	$5,047	$25,874	$11,665
Net revenues recognized	531	114	822	368

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The impact of adoption of SFAS No. 159, which may be material, cannot be determined at this time.

3. ACQUISITIONS

During the nine months ended September 30, 2007 and September 24, 2006, the Company paid approximately $0.7 million and $0.3 million, respectively, of additional consideration regarding the achievement of certain financial results relating to a 2005 acquisition, all of which was allocated to goodwill.

In July 2007, the Company acquired all of the interests of InteliStaf Holdings, Inc. (InteliStaf) for approximately $92.0 million in cash and an estimated working capital adjustment of $0.7 million, of which approximately $6.1 million will be held in escrow, with no potential for additional consideration. The purchase price was preliminarily allocated as follows: (i) $78.7 million to goodwill (indefinite useful life), (ii) $5.6 million to trademarks and trade names (indefinite useful life), (iii) $4.3 million to partnership customer relationships (five-year useful life), (iv) $0.5 million to non-compete agreements (two-year useful life), (v) $0.4 million to traditional customer relationships (five-year useful life) and (vi) $0.1 million to vendor (subcontractor) agreements (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net assets acquired in the transaction. The primary reason for the acquisition was to increase the Company’s presence in travel nurse staffing and to expand the number of markets its per diem division operates in. The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations (SFAS No. 141), and, accordingly, the results of operations was included in the Company’s consolidated statement of operations beginning at the close of business on July 2, 2007, the date when the Company assumed control of InteliStaf. The allocation of purchase price related to the InteliStaf acquisition is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments.

In September 2007, the Company acquired certain assets of AMR ProNurse (AMR) for approximately $11.0 million in cash less an estimated working capital adjustment of $0.2 million, of which approximately $0.5 million will be held in escrow and the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013. The purchase price was preliminarily allocated as follows: (i) $7.3 million to goodwill (indefinite useful life), (ii) $3.4 million to partnership customer relationships (five-year useful life), (iii) $0.4 million to proprietary software (three-year useful life), (iv) $0.1 million to non-compete agreements (three-year useful life), (v) $17,000 to vendor (subcontractor) agreements (five-year useful life), (vi) $12,000 to trademarks and trade names (indefinite useful life) and (vii) $4,000 to traditional customer relationships (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net liabilities assumed in the transaction. The primary reason for the acquisition was to expand the Company’s vendor management service (VMS) agreements. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations was included in the Company’s consolidated statement of operations beginning September 8, 2007, the date when the Company assumed control of AMR. The allocation of purchase price related to the AMR acquisition is based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments.

The following unaudited pro forma condensed consolidated statements of operations have been prepared to present the financial effects of the acquisition of InteliStaf and AMR. The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 24, 2006 combines the historical results for the Company’s indirectly wholly-owned subsidiary Medical Staffing Network, Inc. for the three months and nine months ended September 24, 2006 and InteliStaf and AMR for the three and nine months ended September 30, 2006, as if the acquisitions had occurred on January 1, 2006. The unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2007, combines the results for the Company, InteliStaf and AMR for the three and nine months ended September 30, 2007, as if the acquisitions had occurred on January 1, 2007.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
(in thousands, except per share amounts)
Service revenues	$157,689	$159,590	$478,137	$476,835
Income from operations	1,998	8,439	15,469	12,028
Net income (loss)	(1,564)	2,734	2,864	998
Diluted income (loss) per share	(0.05)	0.09	0.09	0.03

4. RESTRUCTURING AND OTHER CHARGES

On August 7, 2007, the Company initiated a plan to restructure and integrate the operations of InteliStaf (IS Plan). The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its branches. As a result, in the third quarter of 2007, the Company recorded a pre-tax charge of $1.0 million related to severance costs and contract and lease termination fees. The Company also incurred pre-tax charges of $2.0 million related to integration expenses for the InteliStaf acquisition. The $3.0 million pre-tax restructuring charge is included in the line item “restructuring and other charges” on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2007. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $9.3 million and this amount is accounted for as part of the cost of the acquired business and was not recorded as a period expense.

A breakdown of the combined $10.3 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Cash paid through Sept. 30, 2007	Accrued at Sept. 30, 2007
Lease termination costs	$7,213	$(827)	$6,386	(1)
Employee termination costs	3,104	(3,104)	—

Total	$10,317	$(3,931)	$6,386

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

On February 1, 2006, the Company initiated a plan (2006 Plan) to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. The 2006 Plan restructuring charge is included in the line item “restructuring and other charges” on the Company’s condensed consolidated statement of operations for the nine months ended September 24, 2006.

A breakdown of the 2006 Plan restructuring and other charges is as follows (in thousands):

	Initial Charge	Cash paid as of Sept. 30, 2007	Non-cash charges as of Sept. 30, 2007	Accrued at Sept. 30, 2007
Employee termination costs	$1,537	$(1,332)	$(205)	$—
Lease termination costs	909	(804)	(65)	40	(1)
Office closing costs	240	—	(240)	—
Miscellaneous other costs	403	(101)	(287)	15	(1)

Total	$3,089	$(2,237)	$(797)	$55

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

5. IMPAIRMENT OF GOODWILL

Coinciding with the branch closures associated with the IS Plan discussed in Note 4, the Company concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the three and nine months ended September 30, 2007, the Company recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill. This amount is included in the line item impairment of goodwill on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

Coinciding with the branch closures associated with the 2006 Plan discussed in Note 4, the Company concluded that the goodwill associated with the 13 closed branches was fully impaired. As a result, for the nine months ended September 24, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. This amount is included in the line item impairment of goodwill on the Company’s condensed consolidated statement of operations for the nine months ended September 24, 2006.

6. GOODWILL AND INTANGIBLE ASSETS

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

Goodwill increased by $84.8 million from $99.1 million at December 31, 2006 to $183.9 million at September 30, 2007. This increase is attributable to the acquisitions of InteliStaf and AMR (See Note 3), the payment of additional consideration related to a 2005 acquisition (See Note 3), partially offset by the non-cash impairment losses of $1.9 million (See Note 5). The allocation of purchase price related to the InteliStaf and AMR acquisitions are based on preliminary assessments of the assets acquired and liabilities assumed and could be subject to adjustment based on the ultimate resolution of such assessments

The following reflects the changes to goodwill for the nine months ended September 30, 2007 (in thousands):

Balance at beginning of period	$99,097
Consideration related to current year acquisitions	86,047
Additional consideration related to prior year acquisitions	675
Impairment losses	(1,925)

Balance at end of period	$183,894

During the nine months ended September 30, 2007, the Company acquired intangible assets totaling $14.8 million as part of the InteliStaf and AMR acquisitions (see Note 3), comprised as follows (in thousands):

Partnership (VMS) customer relationships (5 year useful life)	$7,700
Trademarks and trade names (indefinite useful life)	5,612
Non-compete agreements (2-3 year useful lives)	570
Proprietary software (3 year useful life)	408
Traditional customer relationships (5 year useful life)	394
Vendor (subcontractor) relationships (5 year useful life)	74

Total	$14,758

7. LONG-TERM DEBT

The Company had a senior credit facility (Senior Credit Facility) that provided for a $60.0 million revolving credit facility that was due to expire on January 2, 2007, and a $6.0 million term note that was due on January 2, 2007.

On September 29, 2006, the Company amended the terms of its Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the revolving credit facility from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the revolving credit facility by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, the Company repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the term note through borrowings under the revolving credit facility. The Company recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write-off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, the Company amended the terms of its Senior Credit Facility whereby certain financial covenants were favorably amended.

On July 2, 2007, the Company repaid all amounts outstanding under its Senior Credit Facility and entered into a new senior credit facility (2007 Senior Credit Facility). The new $155.0 million 2007 Senior Credit Facility is comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf acquisition, pay fees and expenses incurred in connection with the InteliStaf acquisition and for working capital purposes. The Company recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished Senior Credit Facility.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of September 30, 2007, $8.0 million of standby letters of credit (of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases) and $4.6 million was outstanding under the Revolver resulting in $17.4 million being immediately available for borrowing under the Revolver.

The Revolver bears interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (10.25% at September 30, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable monthly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (8.75% at September 30, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (12.20% at September 30, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three year hedging agreement using three month LIBOR rates, whereby it effectively locked in $62.5 million of the debt at a fixed rate of 4.975% (See Note 8) plus the applicable margin.

The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 30, 2007, the Company was in compliance with all covenants.

8. INTEREST RATE SWAP

The Company’s 2007 Senior Credit Facility requires that the Company maintains an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the swap agreement at September 30, 2007 was $0.5 million and was recorded in the line item “Accumulated Other Comprehensive Income” in the stockholders’ equity section of the condensed consolidated balance sheet.

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

9. INCOME TAXES

At September 30, 2007, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to its indefinite reversing temporary differences.

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

The Company is subject to income taxes in the United States federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2002, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations. The Company is not currently under examination by any state jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

10. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company’s net income (loss) and unrealized income (loss) on the derivative instrument for the three and nine months ended September 30, 2007 and September 24, 2006. The following table sets forth the computation of comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
(in thousands, except per share amounts)
Net income (loss)	$(1,744)	$1,084	$(94)	$(2,190)
Other comprehensive income (loss):
Unrealized gain on derivative, net of taxes	545	—	545	—

Total other comprehensive income (loss)	$(1,199)	$1,084	$451	$(2,190)

11. INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
	(in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income (loss) per share	$(1,744)	$1,084	$(94)	$(2,190)

Denominator:
Denominator for basic and diluted income (loss) per share	30,262	30,257	30,262	30,246
Effect of dilutive shares:
Employee stock options	—	43	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,262	30,300	30,262	30,246

Basic and diluted net income (loss) per share	$(0.06)	$0.04	$—	$(0.07)

For both the three and nine months ended September 30, 2007, 1.8 million incremental options were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive. For the three months ended September 24, 2006, 1.7 million incremental options were excluded from the denominator for diluted income per share as the impact of their conversion was anti-dilutive. For the nine months ended September 24, 2006, 1.8 million incremental options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

12. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended September 30, 2007 and September 24, 2006, the Company billed approximately $0.7 million and $0.8 million, respectively, for its services. During the nine months ended September 30, 2007 and September 24, 2006, the Company billed approximately $2.2 million and $2.4 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million and $0.4 million at September 30, 2007 and December 31, 2006, respectively.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended September 30, 2007 and September 24, 2006, the Company billed approximately $0.1 million for its services. During the nine months ended September 30, 2007 and September 24, 2006, the Company billed approximately $0.1 million and $0.2 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.1 million at both September 30, 2007 and December 31, 2006.

The Company paid less than $0.1 million during each of the three and nine months ended September 30, 2007 and September 24, 2006, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

13. CONTINGENCIES

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2007 relative to the three and nine months ended September 24, 2006 presented in the accompanying condensed consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of September 30, 2007.

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

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

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

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses, though we have begun to see increases in bill rates. Overall, in 2006 and continuing into 2007, we experienced a more favorable pricing environment than in recent years. Due to the uncertain economic conditions of prior years, we believe that nurses in many households became the primary wage earner, which caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Acquisitions

We made two acquisitions in the first nine months of 2007. In July 2007, we acquired all of the interests of InteliStaf Holdings, Inc. (InteliStaf) for approximately $92.0 million in cash and an estimated working capital adjustment of $0.7 million, of which approximately $6.1 million will be held in escrow, with no potential for additional consideration. In September 2007, we acquired certain assets of AMR ProNurse (AMR) for approximately $11.0 million in cash less an estimated working capital adjustment of $0.2 million, of which approximately $0.5 million will be held in escrow and the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013.

We made no acquisitions in the first nine months of 2006.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenues. For the three months ended September 30, 2007, approximately 65% of our revenues were derived from per diem nurse staffing, 21% from travel nurse staffing and 14% from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the nine months ended September 30, 2007, approximately 71% of our revenues were derived from per diem nurse staffing, 12% from travel nurse staffing and 17% from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the three and nine months ended September 30, 2007, approximately 67% and 74% of our revenues, respectively, were generated from our per diem branch network, with the balance coming from our centralized travel nurse and allied health staffing operating locations.

Restructuring and Other Charges

On August 7, 2007, we initiated a plan to restructure and integrate the operations of InteliStaf (IS Plan). The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our branches. As a result, in the third quarter of 2007, we recorded a pre-tax charge of $1.0 million related to severance costs and contract and lease termination fees. We also incurred pre-tax charges of $2.0 million related to integration expenses for the InteliStaf acquisition. The $3.0 million pre-tax restructuring charge is included in the line item “restructuring and other charges” on our condensed consolidated statements of operations for the three and nine months ended September 30, 2007. Additionally, we reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $9.3 million and this amount is accounted for as part of the cost of the acquired business and was not recorded as a period expense.

On February 1, 2006, we initiated a plan (2006 Plan) to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, for the nine months ended September 24, 2006, we incurred a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees.

Impairment of Goodwill

Coinciding with the branch closures associated with the IS Plan, we concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the three and nine months ended September 30, 2007, we recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill.

Coinciding with the branch closures associated with the 2006 Plan, we concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the nine months ended September 24, 2006, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The impact of adoption of SFAS No. 159, which may be material, cannot be determined at this time.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	76.1	77.3	76.1	78.1

Gross profit	23.9	22.7	23.9	21.9
Selling, general and administrative	18.5	19.2	20.0	19.2
Depreciation and amortization	1.1	0.9	1.0	1.1
Restructuring and other charges	1.9	—	0.9	1.1
Impairment of goodwill	1.2	—	0.5	1.1

Income (loss) from operations	1.2	2.6	1.5	(0.6)
Minority interest in income of subsidiary	—	—	—	—
Loss on early extinguishment of debt	0.2	—	0.1	—
Interest expense, net	2.2	0.7	1.3	0.7

Income (loss) before provision for (benefit from) income taxes	(1.2)	1.9	0.1	(1.3)
Provision for (benefit from) income taxes	(0.1)	0.8	0.1	(0.5)

Net income (loss)	(1.1)	1.1	—	(0.8)

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 24, 2006

Service Revenues. Service revenues increased $59.1 million, or 61.7%, to $154.7 million for the three months ended September 30, 2007 as compared to $95.6 million for the comparable prior year period. The increase was due to a higher number of hours worked by professionals due in large part to the acquisition of InteliStaf and an increase in bill rates.

Branch-based per diem staffing revenues increased $27.4 million, or 35.6%, to $104.2 million for the three months ended September 30, 2007 as compared to $76.8 million for the comparable prior year period. The increase was primarily due to an increase in the number of hours worked by professionals due in large part to the acquisition of InteliStaf and the aforementioned increase in bill rates.

Revenues from our travel nurse staffing division increased $27.5 million, or 614.1%, to $32.0 million for the three months ended September 30, 2007 as compared to $4.5 million for the comparable prior year period. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf.

Revenues from our allied health division increased $4.2 million, or 29.0%, to $18.5 million for the three months ended September 30, 2007 as compared to $14.3 million for the comparable prior year period. The increase was primarily due to an increase in the number of hours worked by professionals due to organic volume growth and the acquisition of InteliStaf.

Cost of Services Rendered. Cost of services rendered increased $43.8 million, or 59.2%, to $117.7 million for the three months ended September 30, 2007 as compared to $73.9 million for the comparable prior year period. The increase was primarily due to a higher number of hours worked by professionals, due in large part to the acquisition of InteliStaf.

Gross Profit. Gross profit increased $15.3 million, or 70.3%, to $37.0 million for the three months ended September 30, 2007 as compared to $21.7 million for the comparable prior year period. Gross margin for the three months ended September 30, 2007 was 23.9% as compared with 22.7% for the comparable prior year period. The increase in gross profit was primarily due to the increase in service revenues and the increase in gross profit percentage was primarily due to the aforementioned increase in bill rates.

Selling, General and Administrative. Selling, general and administrative expenses increased to $28.7 million, or 18.5% of revenues, for the three months ended September 30, 2007, compared to $18.4 million, or 19.2% of revenues, for the comparable prior year period. The increase was primarily due to increased overhead costs associated with the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2007 was $1.7 million, as compared to $0.9 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and depreciation of the furniture and equipment acquired in the InteliStaf acquisition.

Restructuring and Other Charges. Restructuring and other charges for the three months ended September 30, 2007 was $3.0 million. The amount represents the charges incurred with the IS Plan initiated on August 7, 2007 related to severance costs and contract and lease termination fees.

Impairment of Goodwill. Impairment of goodwill for the three months ended September 30, 2007 was $1.9 million. Coinciding with the IS Plan, we concluded that the goodwill associated with the four closed pre-acquisition per diem branches was fully impaired.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was $83,000 for the three months ended September 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.3 million for the three months ended September 30, 2007. The non-cash charge was due to the writeoff of certain unamortized debt issuance costs in association with the July 2007 repayment of our previous senior credit facility.

Interest Expense, Net. Interest expense, net, for the three months ended September 30, 2007 increased to $3.3 million from $0.7 million for the comparable prior year period. The increase was attributable to higher average outstanding borrowings resulting from the InteliStaf and AMR acquisitions and a higher weighted average interest rate.

Provision For (Benefit From) Income Taxes. Our effective income tax benefit rate for the three months ended September 30, 2007 was 9.4%, as compared to 40.0% for the comparable prior year period. In the fourth quarter of 2006, we recorded a valuation allowance against our net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to indefinite reversing temporary differences. The effective tax rate for the three months ended September 30, 2007 was a benefit of 9.4% in order to arrive at an effective income tax rate of 119.0% for the year-to-date period.

Net Income (Loss). As a result of the above, net loss for the three months ended September 30, 2007 was $1.7 million as compared to net income of $1.1 million for the comparable prior year period.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 24, 2006

Service Revenues. Service revenues increased $53.3 million, or 18.6%, to $339.2 million for the nine months ended September 30, 2007 as compared to $285.9 million for the comparable prior year period. The increase was attributable to a higher number of hours worked by professionals due in large part to the acquisition of InteliStaf which was partially offset by the branches closed in the 2006 Plan, and an increase in bill rates.

Branch-based per diem staffing revenues increased $23.7 million, or 10.4%, to $251.2 million for the nine months ended September 30, 2007 as compared to $227.5 million for the comparable prior year period. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisition of InteliStaf, partially offset by the February 2006 restructuring initiative, and the aforementioned increase in bill rates.

Revenues from our travel nurse staffing division increased $22.6 million, or 139.2%, to $38.9 million for the nine months ended September 30, 2007 as compared to $16.3 million for the comparable prior year period. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf, partially offset by a decrease of $4.8 million in our pre-acquisition travel division in the first half of 2007 as the division shed lower margin business.

Revenues from our allied health division increased $7.0 million, or 16.4%, to $49.1 million for the nine months ended September 30, 2007 as compared to $42.1 million for the comparable prior year period. The increase was primarily due to an increase in the number of hours worked by professionals.

Cost of Services Rendered. Cost of services rendered increased $34.8 million, or 15.6%, to $258.1 million for the nine months ended September 30, 2007 as compared to $223.3 million for the comparable prior year period. The increase was primarily due to a higher number of hours worked by professionals due in large part to the acquisition of InteliStaf.

Gross Profit. Gross profit increased $18.5 million, or 29.5%, to $81.1 million for the nine months ended September 30, 2007 as compared to $62.6 million for the comparable prior year period. Gross margin for the nine months ended September 30, 2007 was 23.9% as compared with 21.9% for the comparable prior year period. The increase in gross profit was primarily due to the increase in service revenues and the increase in gross profit percentage was primarily due to the aforementioned increase in bill rates partially offset by the lower margin business acquired in the InteliStaf acquisition.

Selling, General and Administrative. Selling, general and administrative expenses increased to $67.8 million, or 20.0% of revenues, for the nine months ended September 30, 2007, compared to $55.0 million, or 19.2% of revenues, for the comparable prior year period. The increase was primarily due to increased overhead costs associated with the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2007 was $3.5 million, as compared to $3.0 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Restructuring and Other Charges. Restructuring and other charges for the nine months ended September 30, 2007 was $3.0 million. The amount represents the charges incurred with the IS Plan initiated on August 7, 2007 related to severance costs and contract and lease termination fees. Restructuring and other charges for the nine months ended September 24, 2006 was $3.1 million. The amount represents the charges incurred with the 2006 Plan initiated on February 1, 2006 related to severance costs and contract and lease termination fees.

Impairment of Goodwill. Impairment of goodwill for the nine months ended September 30, 2007 was $1.9 million. Coinciding with the IS Plan, we concluded that the goodwill associated with the closed per diem branches was fully impaired. Impairment of goodwill for the nine months ended September 24, 2006 was $3.2 million. Coinciding with the 2006 Plan, we concluded that the goodwill associated with the four closed pre-acquisition per diem branches was fully impaired.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was $83,000 for the nine months ended September 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.3 million for the nine months ended September 30, 2007. The non-cash charge was due to the writeoff of certain unamortized debt issuance costs in association with the July 2007 repayment of our previous senior credit facility.

Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2007 increased to $4.1 million from $2.0 million for the comparable prior year period. The increase was attributable to higher average outstanding borrowings resulting from the InteliStaf and AMR acquisitions and a higher weighted average interest rate.

Provision For (Benefit From) Income Taxes. Our effective income tax rate for the nine months ended September 30, 2007 was 119.0%, as compared to a benefit of 40.0% for the comparable prior year period. In the fourth quarter of 2006, we recorded a valuation allowance against our net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to indefinite reversing temporary differences.

Net Loss. As a result of the above, net loss for the nine months ended September 30, 2007 was $0.1 million as compared to $2.2 million for the comparable prior year period.

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

Cash used in operating activities was $2.6 million for the nine months ended September 30, 2007 as compared to cash provided by operating activities of $8.9 million for the nine months ended September 24, 2006. Cash was used primarily due to working capital needed to implement the IS Plan in which we acquired and integrated InteliStaf.

During the nine months ended September 30, 2007, we used proceeds from the issuance of terms loans of $125.0 million and net borrowings from our revolving credit facility of $4.6 million to fund operating activities, $2.8 million to pay debt issuance costs, $103.8 million to pay for the InteliStaf and AMR acquisitions, $0.7 million to pay additional consideration related to a 2005 acquisition, $17.0 million to repay borrowings under our extinguished senior credit facility, $0.2 million to repay capital lease obligations and $2.6 million to fund capital expenditures.

As of September 30, 2007, we had net working capital of $41.2 million as compared to $36.2 million as of December 31, 2006. Available borrowings under our senior credit facilities are an important component of our liquidity.

We had a senior credit facility (Senior Credit Facility) that provided for a $60.0 million revolving credit facility that was due to expire on January 2, 2007 and a $6.0 million term note that was due on January 2, 2007.

On September 29, 2006, we amended the terms of our Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the revolving credit facility from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the revolving credit facility by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, we repaid the remaining $6.0 million of outstanding borrowings and thereby extinguished the term note through borrowings under the revolving credit facility. We recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write-off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, we amended the terms of our Senior Credit Facility whereby certain financial covenants were favorably amended.

On July 2, 2007, we repaid all amounts outstanding under its Senior Credit Facility and entered into a new senior credit facility (2007 Senior Credit Facility). The new $155.0 million 2007 Senior Credit Facility is comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf acquisition, pay fees and expenses incurred in connection with the InteliStaf acquisition and for working capital purposes. We recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished Senior Credit Facility.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of September 30, 2007, $8.0 million of standby letters of credit (of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases) and $4.6 million was outstanding under the Revolver resulting in $17.4 million being immediately available for borrowing under the Revolver.

The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (10.25% at September 30, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable monthly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (8.75% at September 30, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (12.2% at September 30, 2007) with interest payable monthly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million at 4.975%. For the nine months ended September 30, 2007, the weighted average interest rate for the loans under our senior credit facilities was 9.65%. As of September 30, 2007, the blended rate for loans outstanding under the 2007 Senior Credit Facility was 9.47%.

As the borrower under the Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, our subsidiary is subject to restrictions under the Senior Credit Facility against incurring additional indebtedness.

Capital expenditures were $2.6 million for the nine months ended September 30, 2007 and $1.7 million for the comparable prior year period. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar type of capital expenditures over the next twelve months though the amount is expected to be higher due to the acquisition of InteliStaf.

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

We believe that our current cash balances, together with our Senior Credit Facility, our ability to secure funds under a credit facility and other available sources of liquidity, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next 12 months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of September 30, 2007 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$129,595	$5,595	$2,000	$2,000	$120,000
Operating leases	27,233	6,865	9,501	6,490	4,377
Capital lease obligations	702	326	376	—	—

Total	$157,530	$12,786	$11,877	$8,490	$124,377

During the third quarter, we repaid all amounts outstanding under the Senior Credit Facility and entered into the 2007 Senior Credit Facility so the amount displayed for long-term debt obligations has been updated as of September 30, 2007. In connection with the InteliStaf and AMR acquisitions, we significantly increased the number of our branch locations so the amount displayed for operating leases has been updated as of September 30, 2007. No material changes have occurred with regards to capital lease obligations since December 31, 2006.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through September 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit, as opposed to our previous view that the entire company represented one reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators and none were noted in the first nine months of 2007, other than the non-cash impairment charge associated with the closing of four MSN branches in connection with the IS Plan. Should we decide to close one or more of our reporting units the associated goodwill will be written off with a non-cash charge to the consolidated statement of operations. The goodwill recorded for the third quarter acquisitions of InteliStaf and AMR will be allocated to individual branch locations during the fourth quarter of 2007.

•

For all acquisitions, we record the assets acquired and liabilities assumed at fair value, which generally approximates the book value of the acquired company. We utilize an independent third party accounting firm to determine if there were any intangible assets acquired in the acquisition, and if there were, they provide us with their respective fair values and useful lives. We record the fair values of the intangible assets separately identifiable from goodwill on our consolidated balance sheet and amortize them over their estimated useful lives.

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

At December 31, 2006, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined at that time that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, during the quarter ended December 31, 2006, we established a $7.4 million valuation allowance against the net current and noncurrent deferred tax assets. We will continue to record a deferred tax liability and provision relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 31, 2006, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization. During the first nine months of 2007, we increased our valuation allowance by more than $17 million to approximately $25 million, due in large part to the acquisition of InteliStaf.

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

Caution Concerning Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•	Our ability to attract and retain qualified temporary healthcare personnel;

•	The overall level of demand for services provided by temporary healthcare professionals;

•	Our ability to enter into and maintain contracts with hospital and healthcare facility clients on terms attractive to us;

•	The willingness of hospital and healthcare facility clients to utilize temporary healthcare staffing services;

•	The general level of patient occupancy at hospital and healthcare facility clients;

•	The functioning of our information systems;

•	The effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business;

•	Our clients’ ability to pay for services;

•	Our ability to maintain the improvement in the spread between bill and pay rates;

•	Our ability to make acquisitions at reasonable valuations, or at all;

•	Our ability to successfully implement our acquisition and integration strategies;

•	The effect of liabilities and other claims asserted against us;

•	The effect of competition in the markets we serve;

•	Our ability to carry out our business strategy;

•	Our ability to leverage our cost structure;

•	The loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	The effect of recognition by us of an impairment to goodwill;

•	Our ability to comply with debt covenants pursuant to the Senior Credit Facility;

•	The risks associated with our debt obligations; and

•	Our ability to obtain additional financing, if required, in future periods.

Additional information concerning these factors can be found in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors. Although the Company believes that these statements are based upon reasonable assumptions, the Company cannot provide any assurances regarding future results. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Senior Credit Facility. As of September 30, 2007, we had borrowings of $67.1 million under the 2007 Senior Credit Facility that were subject to variable rates, with a blended rate of 10.39%. As of September 30, 2007, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.7 million on an annualized basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and the President and Chief Financial Officer, Kevin S. Little, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

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

Since our founding in 1998, we have completed 30 acquisitions, including InteliStaf and AMR. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, there are restrictive covenants in our senior credit facilities, including a covenant that requires us to obtain approval from our lenders for certain acquisitions, which may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

4.1	Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders and L/C Issuers thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent and Firstlight Financial Corporation, as documentation agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

4.2	Second Lien Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 7, 2007	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and Chief Executive Officer

Dated: November 7, 2007	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.