Form 10-K
period 2007-12-30
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2008-03-06
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $80,731,101. As of February 29, 2008, there were 30,314,567 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 30, 2007.

All references to “Medical Staffing Network,” “we,” “us,” or “our,” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business

General Development of Business

We are a leading diversified temporary healthcare staffing company and the largest provider of per diem staffing services (staffing assignments of less than two weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Our travel and contract-based staffing assignments place our professionals at hospitals and other healthcare facilities across the country for assignments typically lasting more than two weeks. The shorter length assignments are typically staffed by our per diem branches while the longer assignments are staffed by both the centralized travel offices and per diem branches. We believe we are also a leading provider, as measured by revenues, of radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists, or “allied health” professionals.

We serve our clients through what we believe to be the largest temporary healthcare staffing network in the United States, which was comprised as of December 30, 2007 of over 110 per diem branches that provide nurse staffing on a per diem basis in 42 states. Our extensive client base includes approximately 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our business has grown significantly since our founding in 1998. We call branches that we have opened since our inception “de novo” branches, as opposed to branches acquired from third parties. The majority of our branches were de novo branches as of December 30, 2007.

For the year ended December 30, 2007, we had revenues of $482.3 million and income from operations of $10.0 million. Our fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The year ended December 30, 2007 was a 52 week year. During the year ended December 30, 2007, we earned 71% of our revenues from our per diem nurse staffing assignments, 12% from our travel nurse staffing assignments and 17% from our allied health assignments.

We believe the flexibility of our service offerings provides substantial value to our clients and professionals. We provide our clients with significant assistance in managing their profitability by giving them a high degree of control in managing their labor costs without sacrificing clinical expertise. In addition, working on a per diem or short-term contract basis allows our healthcare professionals substantial flexibility in balancing their careers with their lifestyle objectives.

We were formed as a Delaware corporation in 1998. Our predecessor corporation, Southeast Staffing Partners, Inc., a Florida corporation, was founded in June 1997.

For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business and industry that we describe below under “Risk Factors”.

Industry Overview

The temporary nurse staffing market has two major components: per diem staffing and travel staffing. Per diem staffing is the largest sector of the temporary healthcare staffing industry, providing healthcare professionals for assignments of a single shift to two weeks, and is used to meet local labor shortages and openings due to holidays, vacations, illness and staff turnover, as well as daily and seasonal fluctuations in hospital volume. The per diem staffing market operates with many local operators and is highly fragmented. The per diem staffing model is highly decentralized, requiring a local presence in every market served because these short-term staffing needs are typically filled on a local basis, and is dependant on the relationship that exists between local operators, local professionals and the healthcare facility. Local based contracts, which can be up to thirteen weeks in length, are similar to travel contracts however these contracts are staffed by per diem branches.

In the travel staffing market, healthcare facilities hire travel nurses on a contracted, fixed-term basis to meet seasonal fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel staffing companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. The travel staffing model utilizes a centralized approach to serving its clients.

Allied health staffing consists of highly specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. These professionals are staffed on both a per diem and travel basis.

Service revenues and gross profit margins have been under pressure as demand for temporary nurses has been going through a period of contraction. However, the rate of service revenue contraction has slowed during the latter part of 2006 and into 2007. Gross profit margins have also increased during this time. Due to the uncertain economic times, we believe that nurses in many households have become a primary wage earner, which has caused such nurses to seek more traditional full-time employment. Additionally, hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will reverse, but we are confident in the long-term growth of the industry. In a January 2000 report, the U.S. Census Bureau, Population Projections Bureau, projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020. In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow from 0.1 million in 2000 to 0.8 million by 2020. Additionally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. Several states have enacted legislation establishing designated nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, we believe that the prospects for the healthcare staffing industry would improve as hospitals experience higher admissions levels and increasing shortages of healthcare workers.

Description of the Business

We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, travel and contract-based nurses and allied health professionals. While we have a national presence, we operate on a local basis through an integrated network, which consisted of over 110 per diem branches in 42 states as of December 30, 2007, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Temporary Staffing Services Provided

The per diem staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a two week assignment. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. The travel and contract-based staffing portion of our business provides nurses and surgical technicians to hospitals and other healthcare facilities across the country for assignments typically lasting between two and thirteen weeks in duration. The shorter length assignments are typically staffed by our per diem branches while the longer assignments are staffed by both the centralized travel offices and per diem branches.

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

Another element of our staffing business is vendor management service agreements (VMS), whereby we provide the client a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We do not pay the Associate Partner until we are paid by the facility.

National Branch Network

We currently operate an integrated network, which consists of over 110 per diem branches located in 42 states as of December 30, 2007, as well as centralized travel staffing and allied health offices. Our per diem branches are organized into several geographic regions, each of which is coordinated by a regional director. Each per diem branch is responsible for covering a specific local geographic region. Our typical per diem branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator. The cost structure of our typical per diem branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that we believe is easily scaleable to meet increasing demand.

Our centralized travel staffing and allied health offices are national in scope. These offices serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling, and sales and marketing

Recruitment and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. Our active pool of professionals was approximately 28,000 in 2007. We typically attract new recruits via word of mouth referral. The majority of our senior operations management have nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and enhances our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

•

Flexible Staffing Assignments. We provide our professionals with the flexibility to tailor their staffing schedules to accommodate lifestyle choices. There are many reasons why qualified healthcare professionals choose to work on a per diem or travel assignment basis, but most are motivated by the ability to balance their profession with their other responsibilities and interests. Our professionals are able to choose not only when they work but also where they work. Our scheduling systems are designed to place our professionals in facilities and shifts where they have had a productive and positive experience with our clients.

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

•

Choice of Pay Frequency. Our ability to offer pay as frequently as daily for our per diem staff provides our professionals with another key element of flexibility. Rather than waiting for the end of a traditional weekly or biweekly pay period, our professionals can be paid immediately after completing their shifts. This allows our branch staff to maintain an active dialogue with our professionals regarding future assignments. This consistent interaction fosters unique relationships that distinguish us from our competition.

•

Leading Continuing Educational Programs. We offer continuing education courses as a means to improve our pool of nurses as well as to maintain proper compliance. We have a unique relationship with Florida Atlantic University’s College of Nursing. The College of Nursing faculty develops continuing education courses that we offer online through our website. Our nurses can obtain continuing education units (CEUs) that many states require to educate our nurses regarding changing technology and clinical practices. Our courses are fully accredited by the American Nurses Credentialing Center of Excellence and the Florida Board of Nursing.

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2007, we spent approximately 1% of our revenues on recruitment activities. Our recruiting activities include print advertisements in local newspapers and in trade journals, mailings, job postings, internet listings and solicitations at trade conventions.

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

Pre-employment Qualifications. All of our healthcare professionals undergo a rigorous screening process that includes requirements such as a minimum of one year of related work experience and the successful completion of written tests and skill checklists specific to their area of specialty. Each per diem applicant is typically interviewed in person by local branch personnel. We believe this sets us apart from our competitors who may not conduct face-to-face interviews. Travel nursing and Allied candidates are interviewed by phone by trained recruiters that screen them for meeting MSN/InteliStaf Travel requirements. We also check prior work references, confirm the validity of the applicant’s professional license(s) and screen the applicant for any criminal activity. We also typically perform drug screening to ensure total compliance with facility drug screening requirements. All of these standards comply with or exceed those required by Occupational Safety & Health Administration (OSHA) and The Joint Commission.

Placement and Ongoing Monitoring. Once we have hired a healthcare professional, we enter all of the professional’s data into our database, which tracks any “renewal dates” with respect to licenses and continuing education requirements. Our database also matches our clients’ needs with our available pool of professionals. We strive to place our professionals in facilities where they have previously worked in order to enhance the continuity of our services to our clients. If this is not possible, we provide our professionals with pre-staffing orientation to the facility. By taking these steps, we ensure that the healthcare professional is comfortable with the facility’s physical layout, permanent staff and clinical protocols. We also continually monitor the performance of our professionals through clinical performance assessments, evaluations and client feedback, among other things. In addition, our clients may access our database remotely (via the Internet), which provides them the ability to view the credentials of the professionals being staffed at their facilities.

In 2006, we completed the Joint Commission’s voluntary comprehensive certification review process to earn its Gold Seal of Approval for the second consecutive year. The healthcare staffing certification program has been changed from an annual review process to a biannual review process. We were the first national provider of per diem nursing services to achieve the Joint Commission’s Health Care Staffing Services Certification, which provides us with another competitive advantage in the per diem nursing staffing marketplace. The Joint Commission’s Gold Seal of Approval is recognized nationwide as a symbol of quality that reflects a commitment to meeting certain performance standards.

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

Information Systems

Our information system for our per diem staffing operation uses an application that is customized to our recruiting, regulatory, credentialing, scheduling and billing needs. Not only is the database used as a management tool, but it is also used by our staffing coordinators in each branch to respond quickly to client questions and requests. This application, and its supporting infrastructure, house and organize all of our client and employee information. Electronic files are maintained on our client facilities, detailing historical and prospective requests for staffing. These files also contain facility-specific procedures and protocols so that we can ensure that our healthcare professionals integrate quickly. Each employee’s electronic file contains the employee’s credentials, test scores, employment record and availability. This data enables our branch-office staff to automatically match open requests with qualified candidates. We can typically fill a client staffing request in less than 15 minutes.

We have adapted this application to provide our clients with functionality for budgeting and access to nurse and employee credentials via the Internet.

Our allied division uses a customized application to schedule, recruit, and track employees as well as client contracts and rates for long-term placements. The billing for Allied is generated through a series of imports. We have a reporting subsystem that allows us to track employee utilization and to ensure our employees have all credentials needed for any position they fill.

Our travel division uses an application to house information regarding open travel assignments, contracts, contract requirements, rates and reimbursement information for our clients. It also has nurse testing results, credentials, preferences and travel information for our professionals. This application stores the information in a granular format to allow us to keep tabs on both billed and absorbed expenses specific to this line of business.

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

Some of our large competitors in the temporary healthcare staffing industry include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., On Assignment, Inc. and Nursefinders, Inc.

Professional Liability Insurance

We retain the first $1.0 million for each “wrongful act” associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. We believe this is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with many of our clients which state that we will indemnify and defend the client for claims arising from our independent negligent acts or negligent omissions. A majority of such agreements are reciprocal.

Trademarks and Service Marks

The Company, or its subsidiaries, has registered various trademarks at the U.S. Patent and Trademark Office (“USPTO”), including, among others, MSN MEDICAL STAFFING NETWORK, INC. (and Design)®, PHARMSTAFF (and Design)®, PHARMSTAFF® and INTELISTAF HEALTHCARE®. Further, the Company, and/or its subsidiaries, are in the process of registering INTELISTAF HEALTHCARE SM, MSN MEDICAL STAFFING NETWORK (and Design) SM, PHARMSTAFF A MEDICAL STAFFING NETWORK COMPANY (and Design) SM, MSN ONESOURCE SM and ONESOURCE SM with the USPTO. Certain of the Company’s subsidiaries use unregistered service marks, including AMR SM and ADVANCED MEDICAL RESOURCES SM.

A federally registered trademark in the United States is effective for ten years subject to a required filing and our continued use of the mark, with the right of perpetual renewal. A federally registered trademark provides a presumption of validity and ownership of the mark by us in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. We intend to continue to renew those registrations that are material to our operations.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Temporary Healthcare Staffing License in the following jurisdictions in which we do business that require such licenses: Connecticut, District of Columbia, Florida, Illinois, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, North Carolina, Rhode Island and Washington.

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

Seasonality

Due to the regional and seasonal fluctuations in the patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by minimal growth or declines from April through December. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Employees

As of December 30, 2007, we had approximately 1,150 branch, regional operations and corporate office employees. In addition, during 2007, we employed approximately 28,000 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

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

Demand for healthcare staffing services could be significantly affected by the general level of economic activity as such activity is impacted by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) and unemployment in the United States.

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., On Assignment, Inc. and Nursefinders, Inc. Some of our competitors may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients. Furthermore, our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

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

Our clients’ inability to pay for services could have an adverse impact on our net income and results of operations.

We maintain an allowance for estimated losses resulting from the potential inability of our customers to make required payments, which results in a provision for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we could be required to record additional allowances, which would negatively impact our net income.

Healthcare reform could negatively impact our business opportunities, revenues and margins.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses and allied professionals. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

Several state governments have also attempted to control increasing healthcare costs. For example, the State of Massachusetts has implemented a regulation that limits the hourly rate billable by temporary nurse staffing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. The State of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary healthcare staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and earnings.

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

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

Since the inception of the Sarbanes-Oxley Act of 2002, we spend an increased amount of management’s time and resources (both internal and external) to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. This compliance requires management’s annual review and evaluation of our internal control systems, and attestation of the effectiveness of these systems by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing the reviews and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and consolidated financial results.

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

The Joint Commission has created a set of quality and compliance standards by which to certify healthcare staffing providers. Healthcare staffing companies can apply to be reviewed by the Joint Commission to ensure that they are compliant with the standards. Healthcare facilities could potentially use only those providers that obtain certification. We completed the voluntary certification process in 2006 and received the Joint Commission’s Gold Seal of Approval for the second consecutive year. Upon subsequent review (which in the future will occur biannually), should we not meet the standards created by the Joint Commission it could potentially have a material adverse effect on our business.

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

Since our founding in 1998, we have completed 30 acquisitions, including InteliStaf Holdings, Inc. (InteliStaf) and AMR ProNurse (AMR) in fiscal year 2007. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, there are restrictive covenants in our senior credit facility (2007 Senior Credit Facility), including a covenant that requires us to obtain approval from our lenders for certain acquisitions, which may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

Our 2007 Senior Credit Facility provides for a $30.0 million revolving senior credit facility (Revolver), a $100.0 million senior secured term loan (1st Term Loan) and a $25.0 million senior secured second term loan (2nd Term Loan). Our ability to borrow under the Revolver is based upon our compliance with certain financial covenants, including consolidated leverage ratios and consolidated fixed charge coverage ratios. Our noncompliance with the aforementioned covenants could result in our inability to borrow additional amounts under the Revolver. Additionally, if covenant violations were to occur in the future and the lenders would not agree to modify the covenants or waive such violations, our ability to borrow under the Revolver could be severely limited or eliminated which would have a material negative impact on our ability to fund ongoing operations.

Our profitability may be impacted by our ability to leverage our cost structure.

We have technology, operations and human capital infrastructures in place to support both our current business operations and our anticipated growth. If our business does not grow at expected rates, we may be unable to reduce costs which could impair our profitability.

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

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, consisting of Robert J. Adamson, Kevin S. Little, Lynne Stacy, Jan Casford, Patricia Layton and Jeffrey Yesner. If any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 30, 2007, we had $184.3 million of goodwill on our consolidated balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 30, 2007, goodwill represented approximately 58% of our total assets.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Pursuant to the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment, for goodwill and intangible assets deemed to have an indefinite life, exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. During the year ended December 25, 2005, we reevaluated our reporting units and determined that each branch location represented a reporting unit, as opposed to our previous view that the entire business represented one reporting unit. We performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In accordance with SFAS No. 142, we performed our annual review for impairment during the fourth quarter of fiscal years 2007 and 2006 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on the analysis, impairment was noted at four reporting units in fiscal year 2007 and a number of reporting units in fiscal year 2006. Accordingly, a charge to our recorded goodwill of $0.7 million and $28.6 million was recorded, in the respective period, in the line item “impairment of goodwill” on the consolidated statement of operations. Each of the four reporting units that took an impairment charge as a result of the fourth quarter 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date however their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. Contributing to the fiscal year 2006 impairment loss were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing, as well as reduced current and projected operating results at a number of per diem branches. We will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. On a quarterly basis, we will review our reporting units for impairment indicators. If branches are not achieving their expected operating results, additional analysis may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.

Additionally, in connection with the integration plan associated with the third quarter 2007 InteliStaf acquisition and the first quarter 2006 restructuring initiative, we recorded a charge to our recorded goodwill in the respective period of $1.9 million and $3.2 million, in the line item “impairment of goodwill” on the consolidated statement of operations to writeoff the goodwill associated with the closure of per diem branches.

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

We currently have approximately 400 apartments on lease throughout the United States. If the costs of renting apartments and furniture for our temporary healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent the length of a nurse’s or other professional’s housing lease exceeds the term of the nurse’s or other professional’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last thirteen weeks but can range up to 52 weeks in duration. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may forego otherwise profitable opportunities.

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

Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 42 states and over 110 locations as of December 30, 2007. The facilities at our headquarters and at each of our locations are leased. The lease to our headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. As of December 30, 2007, we have one material operating lease (our corporate headquarters).

Item 3.	Legal Proceedings

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

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE).

	High	Low
2006:
First Quarter	$5.59	$4.73
Second Quarter	$5.29	$4.33
Third Quarter	$6.80	$4.90
Fourth Quarter	$6.95	$5.35
2007:
First Quarter	$7.22	$5.51
Second Quarter	$6.33	$4.71
Third Quarter	$5.95	$4.91
Fourth Quarter	$6.35	$4.67

Our common stock has traded on the NYSE under the symbol “MRN” since our initial public offering on April 17, 2002. Prior to that time, there was no public trading market for our common stock.

As of February 29, 2008, there were 17 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Except as otherwise restricted by our current 2007 Senior Credit Facility, any payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. Our 2007 Senior Credit Facility prohibits us and our subsidiaries from declaring or paying any dividends or any other distributions without the consent of lenders holding more than 50% of the sum of the loans under the facility (or if a single lender holds more than 50% of the loans under the facility, the consent of that lender and at least one other lender is required), except that (i) we and our subsidiaries may pay dividends or make other distributions to our subsidiaries but not to us and (ii) our operating subsidiary may pay dividends or make other distributions to us to be used to pay our operating expenses in an amount up to $2,000,000 in the aggregate in any fiscal year.

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 30, 2007.

The following table provides securities authorized for issuance under our equity compensation plans as of December 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,105,580	$6.61	615,533
Equity compensation plans not approved by security holders (2)	45,086	$2.18	–

Total	2,150,666	$6.52	615,533

(1)	Includes options granted pursuant to our 2001 Stock Incentive Plan.
(2)	Includes options granted pursuant to our 1999 Plan, which has been frozen by the Board of Directors, such that no further options will be granted thereunder. For additional information, see our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

The following stock performance graph compares the cumulative total stockholder return on our common stock against the cumulative total stockholder return on stock included in the S&P 500 index and on stock of three peer issuers selected on an industry basis (AMN Healthcare, Inc. (AHS), Cross Country Healthcare, Inc. (CCRN) and On Assignment, Inc. (ASGN)) for the five fiscal year period ending December 30, 2007. The graph assumes that the value of the investment in our common stock and each index was $100 on December 29, 2002 and assumes reinvestment of all dividends.

	12/29/02	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07
Medical Staffing Network Holdings, Inc.	$100.00	$68.09	$54.61	$35.26	$38.62	$40.07
S&P 500	100.00	120.61	132.67	139.63	156.10	162.72
Peer Group	100.00	92.32	100.05	120.73	153.39	95.96

Item 6.	Selected Financial Data

The selected Consolidated Statements of Operations data for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 and the selected Consolidated Balance Sheet data as of December 30, 2007 and December 31, 2006 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected Consolidated Statements of Operations data for the years ended December 26, 2004 and December 28, 2003 and the selected Consolidated Balance Sheet data as of December 25, 2005, December 26, 2004, and December 28, 2003 are derived from our audited consolidated financial statements not included in this Annual Report. Each of the years presented includes 52 weeks of operations with the exception of the year ended December 31, 2006 which includes 53 weeks.

In the following tables, we provide you with select consolidated financial data and other operating information of Medical Staffing Network which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes included in this Annual Report.

	Fiscal Years Ended
	2007(1)	2006	2005(2)	2004	2003(3)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$482,339	$385,450	$402,507	$417,058	$512,985
Cost of services rendered	366,040	299,374	314,341	327,075	398,224

Gross profit	116,299	86,076	88,166	89,983	114,761
Selling, general and administrative expenses	95,839	75,619	81,087	82,067	90,519
Depreciation and amortization expenses	4,665	3,913	5,259	6,316	6,773
Impairment of goodwill(4)	2,621	31,753	—	—	—
Restructuring and other charges(5)	3,167	3,089	512	—	—

Income (loss) from operations	10,007	(28,298)	1,308	1,600	17,469
Minority interest in income of subsidiary(6)	164	—	—	—	—
Loss on early extinguishment of debt(7)	278	79	—	—	3,555
Interest expense, net	7,302	2,446	2,767	3,541	4,685

Income (loss) from continuing operations before provision for (benefit from) income taxes	2,263	(30,823)	(1,459)	(1,941)	9,229
Provision for (benefit from) income taxes	3,320	(3,826)	(660)	(615)	3,708

Income (loss) from continuing operations	(1,057)	(26,997)	(799)	(1,326)	5,521
Loss from discontinued operations, net of taxes(8)	—	—	—	—	(506)

Net income (loss)	$(1,057)	$(26,997)	$(799)	$(1,326)	$5,015

Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.03)	$(0.89)	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	—	—	(0.01)

Basic net income (loss) per share	$(0.03)	$(0.89)	$(0.03)	$(0.04)	$0.17

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.03)	$(0.89)	$(0.03)	$(0.04)	$0.18
Discontinued operations, net of taxes	—	—	—	—	(0.02)

Diluted net income (loss) per share	$(0.03)	$(0.89)	$(0.03)	$(0.04)	$0.16

Weighted average common shares outstanding:
Basic	30,263	30,249	30,233	30,228	30,190
Diluted	30,263	30,249	30,233	30,228	30,807
Other Operating Data:
Number of per diem branches at year end	118	107	120	126	146

	As of Fiscal Years Ended
	2007(1)	2006	2005(2)	2004	2003(3)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,898	$527	$42	$345	$825
Total assets	319,856	171,151	204,916	210,903	228,870
Total liabilities and minority interest	200,087	48,824	55,668	60,877	77,583
Total common stockholders’ equity	119,769	122,327	149,248	150,026	151,287

(1)	Includes results of operations of InteliStaf and AMR from July 3, 2007 and September 8, 2007, respectively, the dates we assumed control of the acquired companies.
(2)	Includes results of operations of Quality Medical Professionals (QMP) and Winnertech from April 1, 2005 and December 1, 2005, respectively, the dates we assumed control of the acquired companies.
(3)	Includes results of operations of Saber-Salisbury Group (SSG) from March 1, 2003, the date we assumed control of the acquired company.
(4)	Coinciding with the branch closures associated with the InteliStaf restructuring initiative (see Note 5 below), in the third quarter of fiscal year 2007, we recorded an impairment charge of $1.9 million to write off the associated goodwill. During the first quarter of fiscal year 2006 we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative (see Note 5 below). During the fourth quarter of fiscal years 2007 and 2006, we completed our annual impairment test and determined that there was an impairment to our recorded goodwill in each year by using a combination of market multiples, comparable transaction and discounted cash flow methods. Contributing to the fiscal year 2007 impairment charge was reduced current and projected operating results at four per diem branches. Contributing to the fiscal year 2006 impairment charge were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded a non-cash impairment charge of $0.7 million and $28.6 million, respectively, in the fourth quarter of fiscal years 2007 and 2006.
(5)	In August 2007, we initiated a plan to restructure and integrate the operations of InteliStaf. As part of this plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our branches. As a result, we incurred a charge of $1.0 million related to severance costs and contract and lease termination fees and $2.2 million related to integration expenses for the InteliStaf acquisition. In the first quarter of fiscal year 2006, we initiated a plan to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, we incurred a charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. In fiscal year 2005, the restructuring and other charges of approximately $0.5 million represented legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.
(6)	Represents the minority owner’s 32% interest in the income of InteliStaf of Oklahoma, LLC.
(7)	In July 2007, we repaid our Senior Credit Facility, entered into the 2007 Senior Credit Facility, and took a charge of $0.3 million to write off the remaining balance of debt issuance costs associated with the extinguished Senior Credit Facility. In September 2006, we amended our Senior Credit Facility and took a $79,000 charge related to the writeoff of debt issuance costs. In 2003, we entered into a new credit facility and took a charge of $3.6 million to writeoff of debt issuance costs.
(8)	We discontinued our physician staffing services in the second quarter of 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and/or other standard-setting bodies and the effect of those pronouncements.

•	Results of operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of December 30, 2007.

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

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our per diem staffing division currently operates in an integrated network of branches that are organized into several geographic regions. These branches serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is substantially fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that we believe is easily scalable.

Our travel and contract-based staffing assignments place our professionals at hospitals and other healthcare facilities across the country on a contracted, fixed-term basis to meet seasonal fluctuations in hospital admissions levels for time periods typically ranging between two and thirteen weeks in duration. The shorter length assignments are typically staffed by our per diem branches while the longer assignments are staffed by both the centralized travel offices and per diem branches. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

We are also a leading provider of highly specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare specialists, or “allied health” professionals, as measured by revenues. These professionals are staffed on both a per diem and travel basis, serving hospitals, nursing homes, clinics and surgical ambulatory care centers and retail pharmacies.

Our centralized travel staffing and allied health offices are national in scope and serve as our direct contact with our healthcare professionals and clients.

Another element of our staffing business is VMS, whereby we provide the client a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from an Associate Partner. The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We do not pay the Associate Partner until we are paid by the facility.

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses though we have begun to see increases in bill rates. Overall, in the latter half of 2006 and continuing into 2007, we experienced a more favorable pricing environment than in recent years. Due to the uncertain economic conditions of prior years, we believe that nurses in many households became the primary wage earner, which caused such nurses to seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

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

Fiscal Year

Our fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The years ended December 30, 2007, December 31, 2006 and December 25, 2005 consisted of 52, 53 and 52 weeks, respectively.

Acquisitions

In July 2007, we acquired all of the interests of InteliStaf for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million ($2.2 million funded at close in July 2007 with $1.0 million to be returned to us in 2008), of which approximately $4.6 million is held in escrow, with no potential for additional consideration. In September 2007, we acquired certain assets of AMR for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million is held in escrow, and the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013. In 2007, we paid $0.7 million in additional consideration regarding the achievement of certain financial results relating to a 2005 acquisition.

During 2006, we made no acquisitions, though we paid $0.3 million in additional consideration regarding the achievement of certain financial results relating to a 2005 acquisition.

During 2005, we purchased substantially all of the assets of two healthcare staffing companies for an aggregate purchase price of $1.9 million.

All acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenues. For the years ended December 30, 2007, December 31, 2006, and December 25, 2005, approximately 71%, 75%, and 73%, respectively, of our revenues were derived from per diem staffing, 12%, 5%, and 6%, respectively, from travel staffing and 17%, 20%, and 21%, respectively, from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the years ended December 30, 2007, December 31, 2006, and December 25, 2005, approximately 74%, 80%, and 78%, respectively, of our revenues were generated through our per diem branch network, 12%, 5%, and 6%, respectively, from travel staffing and 14%, 15%, and 16%, respectively, from allied health staffing.

Restructuring and Other Charges

On August 7, 2007, we initiated a plan to restructure and integrate the operations of InteliStaf (IS Plan). The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our branches. As a result, in the third quarter of 2007, we recorded a pre-tax charge of $1.0 million related to severance costs and contract and lease termination fees. We also incurred pre-tax charges of $2.2 million related to integration expenses for the InteliStaf acquisition. The $3.2 million pre-tax restructuring charge is included in the line item “restructuring and other charges” on our consolidated statement of operations for the year ended December 30, 2007. Additionally, we reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter and $1.1 million recorded in the fourth quarter of 2007. Of the $10.4 million, $9.4 million is accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included in the aforementioned $3.2 million pre-tax charge.

On February 1, 2006, we initiated a plan (2006 Plan) to restructure our per diem nurse staffing division due to the continued challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, for the year ended December 31, 2006, we incurred a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees.

Impairment of Goodwill

Coinciding with the branch closures associated with the IS Plan, we concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the year ended December 30, 2007, we recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill.

Coinciding with the branch closures associated with the 2006 Plan, we concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the year ended December 31, 2006, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

We completed our annual impairment test during the fourth quarter of fiscal years 2007 and 2006, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at four individual reporting units in fiscal year 2007 and at a number of individual reporting units in fiscal year 2006. Each of the four reporting units that took an impairment charge as a result of the fourth quarter 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. Contributing to the impairment loss in fiscal year 2006 were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing, as well as reduced current and projected operating results at a number of per diem branches. As a result, for the years ended December 30, 2007 and December 31, 2006, we recorded a non-cash impairment charge of $0.7 million and $28.6 million, respectively.

Loss on Early Extinguishment of Debt

On July 2, 2007, we repaid all amounts outstanding under our Senior Credit Facility and entered into a new 2007 Senior Credit Facility. The new $155.0 million 2007 Senior Credit Facility is comprised of a six-year $30.0 million Revolver, a six-year $100.0 million 1st Term Loan and a seven-year $25.0 million 2nd Term Loan. We recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished Senior Credit Facility. The charge appears in the line item “loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 30, 2007.

Recent Accounting Pronouncements

Accounting for Business Combinations/Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed. SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations (SFAS No. 141). Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are captured as part of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously, are effective for fiscal years, inclusive of the interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. We will implement the provisions of SFAS No. 141(R) and SFAS No. 160 in the fiscal year beginning December 29, 2008. The future impact of the application of these provisions is not determinable at this time.

Fair Value of Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements. We will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007. We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Fiscal Year Ended
	2007	2006	2005
Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	75.9	77.7	78.1
Gross profit	24.1	22.3	21.9
Selling, general and administrative expenses	19.8	19.6	20.2
Depreciation and amortization expenses	1.0	1.0	1.3
Impairment of goodwill	0.5	8.2	—
Restructuring and other charges	0.7	0.8	0.1
Income (loss) from operations	2.1	(7.3)	0.3
Minority interest in income of subsidiary	—	—	—
Loss on early extinguishment of debt	0.1	0.1	—
Interest expense, net	1.5	0.6	0.7
Income (loss) from operations before provision for ( benefit from) income taxes	0.5	(8.0)	(0.4)
Provision for (benefit from) income taxes	0.7	(1.0)	(0.2)
Net loss	(0.2)	(7.0)	(0.2)

Comparison of Year Ended December 30, 2007 (52 weeks) to Year Ended December 31, 2006 (53 weeks)

Service Revenues. Service revenues increased $96.8 million, or 25.1%, to $482.3 million for the year ended December 30, 2007, as compared to $385.5 million for the comparable prior year period. Excluding the 53rd week, service revenues for the year ended December 31, 2006 would have been $378.6 million.

Branch based per diem staffing revenues increased $49.5 million, or 16.1%, to $356.4 million for the year ended December 30, 2007, as compared to $306.9 million for the comparable prior year period. Excluding the 53rd week, branch based per diem nurse staffing revenues for 2006 would have been $301.3 million. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR combined with bill rate increases.

Revenues from our travel nurse staffing division increased $38.9 million, or 186.1%, to $59.8 million for the year ended December 30, 2007, as compared to $20.9 million for the comparable prior year period. Excluding the 53rd week, branch based travel nurse staffing revenues for 2006 would have been $20.6 million. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf combined with bill rate increases.

Revenues from our allied health division increased $8.4 million, or 14.6%, to $66.1 million for the year ended December 30, 2007, as compared to $57.7 million for the comparable prior year period. Excluding the 53rd week, allied staffing revenues for 2006 would have been $56.7 million. The increase was primarily due to an increase in the number of hours worked by professionals resulting from organic growth initiatives combined with bill rate increases.

Cost of Services Rendered. Cost of services rendered increased $66.6 million, or 22.2%, to $366.0 million for the year ended December 30, 2007 as compared to $299.4 million for the prior year. The increase was primarily due to the increased volume due to the acquisitions of InteliStaf and AMR.

Gross Profit. Gross profit increased $30.2 million, or 35.1%, to $116.3 million for the year ended December 30, 2007, as compared to $86.1 million for the comparable prior year period. The increase was primarily due to the increased volume resulting from the acquisitions of InteliStaf and AMR. Gross margin for the year ended December 30, 2007 was 24.1% as compared with 22.3% for the prior year, an increase of 180 basis points primarily due to low- to mid-single digit bill rate increases.

Selling, General and Administrative. Selling, general and administrative expenses increased to $95.8 million, or 19.8% of revenues for the year ended December 30, 2007, as compared to $75.6 million, or 19.6% of revenues for the comparable prior year period. The increase was primarily due to increased overhead costs associated with the larger per diem branch network and scale travel nurse division resulting from the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the year ended December 30, 2007 was $4.7 million, as compared to $3.9 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Impairment of Goodwill. Impairment of goodwill for the year ended December 30, 2007 was $2.6 million. During the third quarter of fiscal year 2007, we recorded an impairment charge to our recorded goodwill of $1.9 million due to the closure of four pre-acquisition branches coinciding with our IS Plan. We completed our annual impairment test during the fourth quarter of fiscal year 2007 and determined that there was an impairment to our recorded goodwill by using a combination of market multiple, comparable transaction and discounted cash flow methods. Each of the four reporting units that took an impairment charge as a result of the fourth quarter 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. As a result, we recorded a non-cash impairment charge of $0.7 million in the fourth quarter of fiscal year 2007. Impairment of goodwill for the year ended December 31, 2006 was $31.8 million. During the first quarter of fiscal year 2006, we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative. During the fourth quarter of 2006, we completed our annual impairment test and determined that there was an impairment to our recorded goodwill. Contributing to the impairment loss were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing, as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded a non-cash impairment charge of $28.6 million in the fourth quarter of fiscal year 2006.

Restructuring and Other Charges. Restructuring and other charges for the year ended December 30, 2007 was $3.2 million, as compared to $3.1 million for the prior year. In fiscal year 2007, the amount is attributable to the integration and restructuring plan implemented upon the InteliStaf acquisition, whereby certain Medical Staffing Network, Inc. (pre-acquisition) and InteliStaf (acquired) branch locations were closed. In fiscal year 2006, the amount represents the charges incurred with the 2006 Plan initiated on February 1, 2006 related to severance costs and contract and lease termination fees.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was $0.2 million for the year ended December 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.3 million for the year ended December 30, 2007, as compared to $0.1 million for the year ended December 31, 2006. The non-cash charge was due to the writeoff of certain unamortized debt issuance costs in association with the July 2007 repayment of our previous senior credit facility.

Interest Expense, Net. Interest expense, net, increased to $7.3 million for the year ended December 30, 2007, as compared to $2.4 million for the prior year. The increase was attributable to higher average outstanding borrowings due to the InteliStaf and AMR acquisitions and a higher weighted average interest rate resulting from the 2007 Senior Credit Facility.

Provision for (Benefit From) Income Taxes. Our effective income tax rate for the year ended December 30, 2007 was a provision of 146.7% as compared to benefit of 12.4% in the prior year. In the fourth quarter of 2006, we recorded a valuation allowance against our net current and noncurrent deferred tax assets and a deferred tax liability and the 2007 provision is recorded relative to indefinite reversing of temporary differences.

Net Loss. As a result of the above, we incurred a net loss of $1.1 million for the year ended December 30, 2007, as compared to a net loss of $27.0 million for the prior year.

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

Branch based per diem staffing revenues decreased $6.5 million, or 2.0%, to $306.9 million for the year ended December 31, 2006, as compared to $313.4 million for the prior year. Excluding the 53rd week, branch based per diem nurse staffing revenues for 2006 would have decreased $12.1 million, or 3.9%, to $301.3 million. The decrease was primarily due to a decrease in the number of hours worked by professionals caused primarily by the closure of offices in the first quarter restructuring, partially offset by the additional week in fiscal year 2006 and the aforementioned increase in bill rates.

Revenues from our allied health staffing and travel nurse staffing divisions decreased 8.2% and 20.2%, respectively, from the prior year. Excluding the 53rd week, revenues from our allied health and travel nurse staffing divisions would have decreased 9.9% and 21.3%, respectively. The decrease was primarily due a decrease in the number of hours worked by professionals caused by the current challenging business environment for temporary healthcare staffing, partially offset by the additional week in fiscal year 2006.

Cost of Services Rendered. Cost of services rendered decreased $14.9 million, or 4.8%, to $299.4 million for the year ended December 31, 2006, as compared to $314.3 million for the prior year. The decrease was due to the lower number of hours worked by our professionals caused by the current challenging business environment for temporary healthcare staffing and the closure of offices in the first quarter restructuring, partially offset by an additional week in fiscal year 2006 and an increase in travel and benefit costs.

Gross Profit. Gross profit decreased $2.1 million, or 2.4%, to $86.1 million for the year ended December 31, 2006, as compared to $88.2 million for the prior year. The decrease was primarily due to the decrease in service revenues, partially offset by the additional week in fiscal year 2006 and an increase in gross margin. Gross margin for the year ended December 31, 2006 was 22.3% as compared with 21.9% for the prior year. The 40 basis point increase was primarily due to the aforementioned increase in bill rates, partially offset by higher benefit and housing costs.

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

Impairment of Goodwill. Impairment of goodwill for the year ended December 31, 2006 was $31.8 million. During the first quarter of fiscal year 2006, we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative. We completed our annual impairment test during the fourth quarter of fiscal year 2006 and determined that there was an impairment to our recorded goodwill by using a combination of market multiple, comparable transaction and discounted cash flow methods. Contributing to the impairment loss were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing, as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded a non-cash impairment charge of $28.6 million in the fourth quarter of 2006.

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

Net Loss. As a result of the above, we incurred a net loss of $27.0 million for the year ended December 31, 2006, as compared to a net loss of $0.8 million for the prior year.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash flow provided by operations was $0.1 million for the year ended December 30, 2007, as compared to $10.3 million for the year ended December 31, 2006.

During the year ended December 30, 2007, we used cash generated by operations of $0.1 million and proceeds from the issuance of 1st and 2nd Term Loans, net of financing costs of $122.2 million and net borrowings from our Revolver of $4.0 million to pay for the InteliStaf and AMR acquisitions of $103.6 million, to pay additional consideration related to a 2005 acquisition of $0.7 million, to repay borrowings under our extinguished senior credit facility of $16.6 million, to fund capital expenditures of $3.5 million and to repay capital lease obligations of $0.3 million.

As of December 30, 2007, we had net working capital of $46.9 million, as compared to $36.2 million as of December 31, 2006. The $10.7 million increase was due to increases in accounts receivable and other current assets of $41.7 million and $1.3 million, respectively, partially offset by increases in accounts payable and accrued expenses and accrued payroll and related liabilities of $28.5 million and $4.4 million, respectively, primarily due to the InteliStaf acquisition. Available borrowings under our 2007 Senior Credit Facility are an important component of our liquidity.

We had a Senior Credit Facility that provided for a $60.0 million revolving credit facility that was due to expire on January 2, 2007 and a $6.0 million term note that was due on January 2, 2007.

On September 29, 2006, we amended the terms of our Senior Credit Facility to extend the maturity date to September 29, 2009 and to reduce the capacity under the revolving credit facility from $60.0 million to $40.0 million. The amendment also favorably modified certain financial covenants while decreasing the applicable margin on the revolving credit facility by 0.5% and reducing the unused line fee by 0.15%. In conjunction with the amendment, on September 29, 2006, we repaid the remaining $6.0 million of outstanding borrowings and thereby, extinguished the term note through borrowings under the revolving credit facility. We recorded a non-cash charge of approximately $0.1 million in the fourth quarter of 2006 to write off a portion of the remaining unamortized debt issuance costs.

Effective December 29, 2006, we amended the terms of our Senior Credit Facility whereby certain financial covenants were favorably amended.

On July 2, 2007, we repaid all amounts outstanding under our Senior Credit Facility and entered into a new 2007 Senior Credit Facility. The new $155.0 million 2007 Senior Credit Facility is comprised of a six-year $30.0 million Revolver, a six-year $100.0 million 1st Term Loan and a seven-year $25.0 million 2nd Term Loan. The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the extinguished Senior Credit Facility, to pay fees and expenses incurred in connection with the InteliStaf acquisition and for general working capital purposes. We recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished Senior Credit Facility.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of December 30, 2007, $8.0 million of standby letters of credit (of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases) and $4.4 million was outstanding under the Revolver resulting in $17.6 million being immediately available for borrowing under the Revolver.

Pursuant to the terms of the 2007 Senior Credit Facility, we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million at 4.975%. The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (9.75% at December 30, 2007) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (the variable portion is 8.65% and the fixed (hedged) portion is 8.48% at December 30, 2007) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (11.65% at December 30, 2007) with interest payable quarterly or as LIBOR interest rate contracts expire. For the year ended December 30, 2007, the weighted average interest rate for the loans under our senior credit facilities was 9.48%. As of December 30, 2007, the blended rate for loans outstanding under the 2007 Senior Credit Facility was 9.19%.

Pursuant to the terms of the 2007 Senior Credit Facility, we are required to make annual payments of $1.0 million, in four equal quarterly installments. Additionally, at the end of each fiscal year beginning in 2008, we will compute an excess cash flow calculation which could result in us being required to prepay an additional amount of outstanding borrowings.

As the borrower under the 2007 Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, our subsidiaries are subject to restrictions under the 2007 Senior Credit Facility against incurring additional indebtedness.

Capital expenditures were $3.5 million for the year ended December 30, 2007 and were $2.4 million for the prior year. The expenditures primarily relate to the upgrade or replacement of various computer systems including hardware, and purchased and internally developed software. We expect a similar type of capital expenditures in fiscal year 2008 though the amount is expected to be higher due to the acquisition of InteliStaf.

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

We believe that our current cash balances, together with our 2007 Senior Credit Facility, our ability to secure funds under a credit facility and other available sources of liquidity, will be sufficient for us to meet our current and future financial obligations, as well as to provide us with funds for working capital, anticipated capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. In the longer term, we may require additional equity and debt financing to meet our working capital needs, or to fund our acquisition activities, if any. There can be no assurance that additional financing will be available when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 30, 2007 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$129,185	$1,000	$2,000	$2,000	$124,185
Operating leases (2)	26,316	6,573	9,308	6,547	3,888
Capital lease obligations (3)	376	322	54	—	—

Total	$155,877	$7,895	$11,362	$8,547	$128,073

(1)	Relates to Senior Credit Facility entered into on July 2, 2007.
(2)	Relates to office space for corporate and branch locations.
(3)	Funds capital lease expenditures.

Critical Accounting Policies

In response to the SEC Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142 which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit, as opposed to our previous view that the entire company represented one reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a non-cash charge to the consolidated statement of operations.

We completed the annual impairment test of goodwill during the fourth quarter of fiscal year 2007 and determined that there was an impairment to our goodwill. Each of the four reporting units that took an impairment charge as a result of the fourth quarter 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. Accordingly, we recorded a charge to goodwill of $0.7 million. In connection with the branch closures during the third quarter of fiscal year 2007, we concluded that the goodwill associated with the closed branches was fully impaired. As a result, we recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill. These amounts are included in the line item “impairment of goodwill” on the accompanying consolidated statement of operations for the year ended December 30, 2007. If we are required to record a further impairment charge in the future, it could have an adverse impact on our consolidated financial position or results of operations.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) on January 1, 2007. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon implementing FIN No. 48, we did not recognize any liabilities for unrecognized tax benefits.

At December 31, 2006, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, during the year ended December 31, 2006, we established a $7.4 million valuation allowance against the net current and noncurrent deferred tax assets. During the year ended December 30, 2007, we increased our valuation allowance by $16.9 million to $24.3 million, due in large part to the acquisition of InteliStaf. We will continue to record a deferred tax liability and provision relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three year period ended December 30, 2007, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

Caution Concerning Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•	If we are unable to attract qualified nurses and allied health professionals for our healthcare staffing business, our business could be negatively impacted;

•	Contraction of demand for our temporary nurses may continue if hospital admissions levels remain lower than expected;

•	Higher unemployment rates could have a negative impact on our ability to successfully recruit additional healthcare professionals;

•

Demand for healthcare staffing services could be significantly affected by the general level of economic activity as such activity is impacted by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) and unemployment in the United States;

•

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals;

•

Our business depends upon our continued ability to secure and fill new orders from our hospital and healthcare facility clients, because we do not have long-term agreements or exclusive contracts with them;

•	Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business;

•	Our clients’ inability to pay for services could have an adverse impact on our net income and results of operations,

•	Healthcare reform could negatively impact our business opportunities, revenues and margins;

•	We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards;

•	We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability;

•	We are dependent on the proper functioning of our information systems;

•	Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations;

•	We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities;

•	Our ability to borrow under our credit facility may be limited;

•	Our profitability may be impacted by our ability to leverage our cost structure;

•	Significant legal actions could subject us to substantial uninsured liabilities;

•	We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our temporary healthcare professionals;

•	If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected;

•	Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and recruitment personnel;

•	The loss of key senior management personnel could adversely affect our ability to remain competitive;

•	We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses;

•	Our costs of providing housing for temporary healthcare professionals in our travel business may be higher than we anticipate and, as a result, our margins could decline;

•

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium;

•

If provisions in our corporate documents and Delaware law delay or prevent a change in control of our company, we may be unable to consummate a transaction that our stockholders consider favorable; and

•	Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the 2007 Senior Credit Facility. On December 30, 2007, we had borrowings of $66.7 million under the 2007 Senior Credit Facility that were subject to variable rates, with a blended rate of 9.85%. As of December 30, 2007, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.7 million on an annual basis.

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

Financial Statements and Supplementary Data, which commences on page F-1 of this Annual Report on Form 10-K, is incorporated by reference herein.

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

Changes in Internal Controls

The term “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that no changes in internal control over financial reporting occurred during the quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Class I Directors–Term Expiring 2011”, “—Board Nominees Proposal–Directors and Executive Officers”, “—Nominees for Class III Directors–Term Expiring 2010”, “—Class II Directors—Term Expiring 2009”, “—Non-Director Executive Officers”, “—Board of Directors and Committees”, “—Compliance with Section 16(a) of the Exchange Act” and “—Code of Business Conduct and Ethics” is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Board Nominees Proposal—Board of Directors and Committees”, “—Compensation Discussion and Analysis,” “—Director Compensation,” “—Executive Compensation”, “—Employment Agreements”, and “—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Board Nominees Proposal–Principal Stockholders” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Board Nominees Proposal—Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Independent Public Accountants” and is incorporated herein by reference.

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

See the Exhibit Index on page 40 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2008.

Medical Staffing Network Holdings, Inc.

By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Adamson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008
Robert J. Adamson

/s/ Kevin S. Little	President and Chief Financial Officer (Principal Financial Officer)	March 6, 2008
Kevin S. Little

/s/ Jeffrey Yesner	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2008
Jeffrey Yesner

/s/ Joel Ackerman	Director	March 6, 2008
Joel Ackerman

/s/ Anne Boykin	Director	March 6, 2008
Anne Boykin

/s/ C. Daryl Hollis	Director	March 6, 2008
C. Daryl Hollis

/s/ Philip Incarnati	Director	March 6, 2008
Philip Incarnati

/s/ Edward J. Robinson	Director	March 6, 2008
Edward J. Robinson

/s/ David J. Wenstrup	Director	March 6, 2008
David J. Wenstrup

/s/ David Wester	Director	March 6, 2008
David Wester

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.2	First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.3	Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.4	Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.5	Agreement and Plan of Merger, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., Greenhouse Acquisition Sub, Inc., InteliStaf Holdings, Inc. and TC Group, L.L.C. (Incorporated by reference to Exhibit 2.5 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

2.6	Purchase Agreement, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., InteliStaf Holdings, Inc. the Friedmann Family Parties (as defined therein) and the Carlyle Parties (as defined therein). (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

3.1	Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

3.2	Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

4.1	Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).

10.1	Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.2+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.3+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.4+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.5+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.6+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.7+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.8+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated August 20, 2001 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.9+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 26, 2001 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.10+	Separation Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 1, 2007 (filed herewith).

10.11+	Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.12+	Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.13+	2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.14+	Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.15	Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.16	Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.17	Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.18	Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.19	Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.20	Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

10.21	Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.22	Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

10.23	First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 001-31299)).

10.24	Second Amendment to Credit Agreement, dated February 24, 2005, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 28, 2005 (File No. 001-31299)).

Exhibit No.	Description
10.25	Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006 (File No. 001-31299)).

10.26	Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.27	Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.28	Lease Agreement, dated November 22, 1999, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.29	Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.30	Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.31	License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

10.32	Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (File No. 001-31299)).

10.33	1st Amendment to the Amended and Restated Credit Agreement, effective as of December 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-31299)).

10.34	Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders and L/C Issuers thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent and Firstlight Financial Corporation, as documentation agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

Exhibit No.	Description
10.35	Second Lien Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 30, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 30, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting.

Dated: March 5, 2008

/s/ Robert J. Adamson	/s/ Kevin S. Little
Robert J. Adamson	Kevin S. Little
Chairman and Chief Executive Officer	President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited Medical Staffing Network Holdings, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medical Staffing Network Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Medical Staffing Network Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 30, 2007 and December 31, 2006 and for each of the three years in the period ended December 30, 2007 of Medical Staffing Network Holdings, Inc. and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of Medical Staffing Network Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on December 26, 2005, Medical Staffing Network Holdings, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires it to recognize expense related to the fair value of share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Staffing Network Holdings, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 5, 2008

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$527
Accounts receivable, net of allowance for doubtful accounts of $1,810 and $1,145 at December 30, 2007 and December 31, 2006, respectively	98,376	56,717
Prepaid expenses	2,642	2,500
Other current assets	2,887	1,582

Total current assets	105,803	61,326
Furniture and equipment, net of accumulated depreciation of $26,822 and $24,095 at December 30, 2007 and December 31, 2006, respectively	9,944	7,691
Goodwill	184,257	99,097
Intangible assets, net of accumulated amortization of $4,768 and $3,194 at December 30, 2007 and December 31, 2006, respectively	14,637	1,453
Other assets, net of accumulated amortization of $225 and $1,122 at December 30, 2007 and December 31, 2006, respectively	5,215	1,584

Total assets	$319,856	$171,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,702	$17,244
Accrued payroll and related liabilities	11,938	7,573
Current portion of long-term debt	1,000	—
Current portion of capital lease obligations	307	290

Total current liabilities	58,947	25,107

Long-term debt	128,185	17,036
Deferred income taxes	8,334	4,745
Capital lease obligations, net of current portion	53	359
Other liabilities	4,166	1,577

Total liabilities	199,685	48,824

Minority interest	402	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,286 and 30,257 issued and outstanding at December 30, 2007 and December 31, 2006, respectively	303	303
Additional paid-in capital	284,744	284,507
Accumulated other comprehensive loss	(1,738)	—
Accumulated deficit	(163,540)	(162,483)

Total stockholders’ equity	119,769	122,327

Total liabilities and stockholders’ equity	$319,856	$171,151

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Service revenues	$482,339	$385,450	$402,507
Cost of services rendered	366,040	299,374	314,341

Gross profit	116,299	86,076	88,166

Operating expenses:
Selling, general and administrative	95,839	75,619	81,087
Depreciation and amortization	4,665	3,913	5,259
Impairment of goodwill	2,621	31,753	—
Restructuring and other charges	3,167	3,089	512

Income (loss) from operations	10,007	(28,298)	1,308
Minority interest in income of subsidiary	164	—	—
Loss on early extinguishment of debt	278	79	—
Interest expense, net	7,302	2,446	2,767

Income (loss) before provision for (benefit from) income taxes	2,263	(30,823)	(1,459)
Provision for (benefit from) income taxes	3,320	(3,826)	(660)

Net loss	$(1,057)	$(26,997)	$(799)

Basic and diluted net loss per share	$(0.03)	$(0.89)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	30,263	30,249	30,233

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par
Balance at December 26, 2004	30,231	$302	$284,411	$—	$(134,687)	$150,026
Exercise of stock options	6	—	21	—	—	21
Net loss and comprehensive loss	—	—	—	—	(799)	(799)

Balance at December 25, 2005	30,237	302	284,432	—	(135,486)	149,248
Exercise of stock options	20	1	45	—	—	46
Stock-based compensation	—	—	30	—	—	30
Net loss and comprehensive loss	—	—	—	—	(26,997)	(26,997)

Balance at December 31, 2006	30,257	303	284,507	—	(162,483)	122,327
Exercise of stock options	29	—	81	—	—	81
Stock-based compensation	—	—	156	—	—	156
Net loss	—	—	—	—	(1,057)	(1,057)
Unrealized loss on derivative, net of taxes	—	—	—	(1,738)	—	(1,738)

Total comprehensive loss						(2,795)

Balance at December 30, 2007	30,286	$303	$284,744	$(1,738)	$(163,540)	$119,769

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Operating activities
Net loss	$(1,057)	$(26,997)	$(799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charge	2,621	31,753	—
Depreciation and amortization	4,665	3,913	5,259
Amortization of debt issuance cost	287	572	656
Deferred income taxes	3,320	(4,032)	(515)
Provision for doubtful accounts	642	661	486
Stock-based compensation expense	156	30	—
Loss on early extinguishment of debt	278	79	—
Other	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(4,757)	(1,516)	1,673
Prepaid expenses and other current assets	2,170	1,474	4,714
Other assets	69	(1,510)	(171)
Accounts payable and accrued expenses	(2,444)	4,158	1,622
Accrued payroll and related liabilities	(5,562)	1,415	(440)
Other liabilities	(260)	322	432

Cash provided by operating activities	128	10,322	12,934

Investing activities
Cash paid for acquisitions, net of cash acquired	(104,265)	(261)	(1,887)
Purchases of furniture and equipment, net	(2,177)	(1,509)	(1,863)
Capitalized internal software costs	(1,287)	(868)	(1,332)

Cash used in investing activities	(107,729)	(2,638)	(5,082)

Financing activities
Extinguishment of senior credit facility	(16,635)	—	—
Net borrowings (repayments) under revolving credit facility	4,015	(955)	(1,768)
Proceeds from issuance of term loans, net of financing costs	122,227	—	—
Principal payments on term loan	(250)	(6,000)	(6,000)
Payments of debt issuance costs	(30)	—	—
Proceeds from exercise of stock options	81	46	12
Excess tax benefit from exercise of stock options	—	—	9
Dividends paid to holders of minority interest in subsidiary	(147)	—	—
Principal payments under capital lease obligations	(289)	(290)	(408)

Cash provided by (used in) financing activities	108,972	(7,199)	(8,155)

Net increase (decrease) in cash and cash equivalents	1,371	485	(303)
Cash and cash equivalents at beginning of year	527	42	345

Cash and cash equivalents at end of year	$1,898	$527	$42

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$5,325	$2,294	$2,019

Non-cash payment of debt issuance costs	$2,792	$—	$—

Purchases of equipment through capital leases	$—	$—	$1,009

Vendor supplied equipment	$—	$—	$267

Supplemental disclosures of cash flow information:
Interest paid	$1,220	$26	$23

Income taxes paid (refunded), net	$3	$(198)	$(3,925)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, both per diem and travel, in the United States. The Company’s per diem healthcare staffing assignments (less than two weeks in duration) and its travel and contract-based healthcare staffing assignments (more than two weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The shorter length local contract-based assignments are typically staffed by the Company’s per diem branches while the longer assignments are staffed by both its centralized travel offices and per diem branches. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, and regional healthcare providers.

The Company currently provides its services through a network of over 110 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenue for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

Through its acquisition of InteliStaf Holdings, Inc. (see Note 4 for additional information), the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Staffing Holdings, LLC (MSN LLC), Medical Staffing Network, Inc. (MSN Inc.), a wholly-owned subsidiary of MSN LLC, MSN-Illinois Holdings, Inc. (MSN-Ill), a wholly-owned subsidiary of MSN Inc., Medical Staffing Network of Illinois, LLC, a wholly-owned subsidiary of MSN-Ill, Medical Staffing Network Assets, LLC, a wholly-owned subsidiary of MSN-Ill, InteliStaf Holdings Inc. (ISH), a wholly-owned subsidiary of MSN Inc., InteliStaf Group, Inc. (ISG), a wholly-owned subsidiary of ISH, InteliStaf Healthcare, Inc. (InteliStaf or IS), a wholly-owned subsidiary of ISG, InteliStaf of Oklahoma, LLC, a joint venture between IS and Integris ProHealth, Inc. (an unrelated third party), InteliStaf Partners No. 1, LLC (ISP1) and InteliStaf Partners No. 2, LLC (ISP2), both wholly-owned subsidiaries of IS, and InteliStaf Healthcare Management, LP, a subsidiary of ISP1 (1% general partner) and ISP2 (99% limited partner). All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The years ended December 30, 2007, December 31, 2006 and December 25, 2005 consisted of 52 weeks, 53 weeks, and 52 weeks, respectively.

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

Furniture and Equipment

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 2 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. During the year ended December 25, 2005, the Company reevaluated its reporting units and determined that each branch location represented a reporting unit, as opposed to the Company’s previous view that the entire business represented one reporting unit. The Company performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In accordance with SFAS No. 142, the Company performed its annual review for impairment during the fourth quarter of fiscal years 2007 and 2006 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on the analysis, impairment was noted at a number of individual reporting units in fiscal years 2007 and 2006. Accordingly, a charge to the Company’s recorded goodwill of $0.7 million and $28.6 million was recorded in the respective periods in the line item “impairment of goodwill” on the consolidated statements of operations. The Company will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. On a quarterly basis, the Company reviews its reporting units for impairment indicators. If branches are not achieving their expected operating results, additional analysis may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Should the Company decide to close one or more of its reporting units the associated goodwill will be written off with a charge to the consolidated statement of operations (see Note 5). Additionally, in connection with third quarter 2007 and first quarter 2006 restructuring initiatives, the Company recorded a charge to its recorded goodwill of $1.9 million and $3.2 million, respectively, in the line item “impairment of goodwill” on the consolidated statements of operations to writeoff the goodwill associated with the per diem branches closed in these initiatives (See Note 3).

The Company accounts for long-lived assets, including intangible assets, with definite useful lives pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with a definite useful life is determined by comparison of the carrying amount of the asset to net future cash flows expected to be generated from the asset. Management reviews all amortizable long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. An impairment loss is recorded when the net book value of the assets exceeds the fair value, as measured by projected discounted future cash flows. No impairment charges related to amortizable long lived assets were recorded in the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s identifiable intangible assets are comprised of partnership (VMS) customer relationships, proprietary software, noncompete agreements, contractor databases, trademarks, trade names and customer and vendor (subcontractor) relationships (see Note 6). The Company completed its review for annual impairment indicators for its indefinite lived intangible assets (trade names and trademarks) during the fourth quarter of 2007 and determined that there was no impairment present for these indefinite lived intangible assets.

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

Letters of Credit

As of December 30, 2007, the Company had $8.0 million of standby letters of credit, of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases.

Debt Issuance Costs

Deferred costs related to the issuance of debt are amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of approximately $2.8 million, less accumulated amortization of approximately $0.2 million at December 30, 2007, and approximately $1.5 million, less accumulated amortization of approximately $1.1 million at December 31, 2006, are recorded in other assets in the consolidated balance sheets. The increase in debt issuance costs was related to the Company entering into the new senior credit facility (2007 Senior Credit Facility) partially offset by the write-off of the debt issuance costs associated with the extinguished credit facility (Senior Credit Facility) (see Note 10). The amount of debt issuance costs written off is included in the line item “loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 30, 2007.

Revenue Recognition

Revenue from services consists of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management service (VMS) agreements) is the use of unaffiliated companies (associate partners), and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partners serve as subcontractors. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel, and in most instances, the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Gross revenues of associate partners and net revenues recognized in the consolidated statements of operations for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 are as follow (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Gross revenues of associate partners	$34,151	$16,631	$1,592
Net revenues recognized	1,193	481	16

Share-based payments

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of December 30, 2007, approximately 0.6 million options are available for future issuance.

Prior to December 26, 2005, the Company accounted for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and, accordingly, recognized no compensation expense for stock option grants when the exercise price of the options equaled, or was greater than, the market value of the underlying stock on the date of grant.

Effective as of December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), using the modified prospective transition method. Under this method, compensation cost recognized for the years ended December 30, 2007 and December 31, 2006 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested, as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for periods prior to December 26, 2005 have not been restated.

The Company granted 458,750 and 7,500 stock options among its employees during the years ended December 30, 2007 and December 31, 2006, respectively.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to four years. The fair value for employee stock options for the year ended December 30, 2007 was calculated based on the following assumptions: a risk-free interest rate of 4.8%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 53%; and a weighted-average expected life of the options of 6 years. The fair value for employee stock options for the year ended December 31, 2006 was calculated based on the following assumptions: a risk-free interest rate of 4.8%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 56%; and a weighted-average expected life of the options of 6 years.

As a result of adopting SFAS No. 123(R) on December 26, 2005, for the years ended December 30, 2007 and December 31, 2006, the Company’s income (loss) from operations, income (loss) before provision for (benefit from) income taxes and net loss were each increased by $0.2 million and less than $0.1 million, in the respective years, and had no impact on basic or diluted net loss per share, from what they would have been if the Company had continued to account for share-based compensation under APB No. 25. If the Company had accounted for stock-based compensation in accordance with SFAS No. 123 for the years ended December 30, 2007 and December 31, 2006, the expense would have been the same as under SFAS No. 123(R).

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the year ended December 25, 2005 (in thousands, except per share amounts):

Year Ended December 25, 2005
Net loss as reported	$(799)
Fair value method of stock based compensation, net of tax	(1,156)

Pro forma net loss	$(1,955)

As reported basic and diluted loss per share	$(0.03)

Pro forma basic and dilute loss per share	$(0.06)

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the year ended December 25, 2005:

Year Ended December 25, 2005
Expected life (in years)	4 – 8
Risk-free interest rate	3.91% - 4.66%
Volatility	60%
Dividend yield	0%

Net Loss Per Share

In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the fiscal years 2007, 2006 and 2005 per share calculations because their effect would have been anti-dilutive due to the net loss. See Note 15 for the calculation of net loss per share.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on January 1, 2007 and it had an immaterial effect on the Company’s consolidated financial statements. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Derivative Financial Instruments

Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution, as required by the Company’s 2007 Senior Credit Facility, to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations (see Note 11). The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge (see Note 11). In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No, 133) and other applicable guidance, on a quarterly basis the Company records changes in the fair value of the cash flow hedge to accumulated other comprehensive income (loss), a stockholders’ equity balance sheet account, and will subsequently reclassify the value to results of operations when the forecasted transaction affects earnings.

Comprehensive Loss

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive loss that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss and unrealized loss on the derivative instrument for the year ended December 30, 2007. There were no components of comprehensive loss other than the Company’s net loss for the years ended December 31, 2006 and December 25, 2005.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the fiscal year 2007 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations/Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations (SFAS No. 141). Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are captured as part of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously, are effective for fiscal years, inclusive of the interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will implement the provisions of SFAS No. 141(R) and SFAS No. 160 in the fiscal year beginning December 29, 2008. The future impact of the application of these provisions is not determinable at this time.

Fair Value of Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year inclusive of interim period financial statements. The Company will implement the provisions of SFAS No. 157 in the fiscal year beginning December 31, 2007. The Company does not expect any significant changes to its financial accounting and reporting as a result of this new accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect any significant changes to its financial accounting and reporting as a result of this new accounting standard.

3. RESTRUCTURING AND OTHER CHARGES

On August 7, 2007, the Company initiated a plan to restructure and integrate the operations of InteliStaf (IS Plan). The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its branches. As a result, in the third quarter of 2007, the Company recorded a pre-tax charge of $1.0 million related to severance costs and contract and lease termination fees. The Company also incurred pre-tax charges of $2.0 million and $0.2 million in the third quarter and fourth quarter of fiscal year 2007, respectively, related to integration expenses for the InteliStaf acquisition. The $3.2 million pre-tax restructuring charge is included in the line item “restructuring and other charges” on the Company’s consolidated statement of operations for the year ended December 30, 2007. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter and $1.1 million recorded in the fourth quarter. Of the total restructuring accrual of $11.4 million, $10.4 million is accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included in the aforementioned $3.2 million pre-tax charge.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. RESTRUCTURING AND OTHER CHARGES (continued)

A breakdown of the combined $11.4 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Additions through Dec. 30, 2007	Cash paid through Dec. 30, 2007	Accrued at Dec. 30, 2007
Lease termination costs	$7,213	$—	$2,368	$4,845	(1)
Employee termination costs	3,104	1,136	3,958	282	(1)

Total	$10,317	$1,136	$6,326	$5,127

(1)	Included in accounts payable and accrued expenses in the Company’s consolidated balance sheet

On February 1, 2006, the Company initiated a plan (2006 Plan) to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the current per diem marketplace, which is showing modest growth. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. The 2006 Plan restructuring charge is included in the line item “restructuring and other charges” on the Company’s consolidated statement of operations for the year ended December 31, 2006.

A breakdown of the 2006 Plan restructuring and other charges is as follows (in thousands):

	Initial Charge	Cash paid through Dec. 30, 2007	Non-cash charges through Dec. 30, 2007	Accrued at Dec. 30, 2007
Employee termination costs	$1,537	$(1,332)	$(205)	$—
Lease termination costs	909	(818)	(65)	26	(1)
Office closing costs	240	—	(240)	—
Miscellaneous other costs	403	(116)	(287)	—

Total	$3,089	$(2,266)	$(797)	$26

(1)	Included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. ACQUISITIONS

In September 2007, the Company acquired certain assets of AMR ProNurse (AMR) for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million is held in escrow, and the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013. The purchase price was allocated as follows: (i) $7.2 million to goodwill (indefinite useful life), (ii) $3.4 million to partnership customer relationships (five-year useful life), (iii) $0.4 million to proprietary software (three-year useful life), (iv) $0.1 million to non-compete agreements (three-year useful life), (v) $17,000 to vendor (subcontractor) agreements (five-year useful life), (vi) $12,000 to trademarks and trade names (indefinite useful life) and (vii) $4,000 to traditional customer relationships (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net liabilities assumed in the transaction. The primary reason for the acquisition was to expand the Company’s VMS agreements. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the Company’s consolidated statement of operations beginning September 8, 2007, the date when the Company assumed control of AMR. The allocation of purchase price related to the AMR acquisition is based on the preliminary assessments of the assets acquired and liabilities assumed.

In July 2007, the Company acquired all of the interests of InteliStaf for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million ($2.2 million funded at close in July 2007 with $1.0 million to be returned to the Company in 2008), of which approximately $4.6 million is held in escrow, with no potential for additional consideration. The purchase price was allocated as follows: (i) $79.9 million to goodwill (indefinite useful life), (ii) $5.6 million to trademarks and trade names (indefinite useful life), (iii) $4.3 million to partnership customer relationships (five-year useful life), (iv) $0.5 million to non-compete agreements (two-year useful life), (v) $0.4 million to traditional customer relationships (five-year useful life) and (vi) $0.1 million to vendor (subcontractor) agreements (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net assets acquired in the transaction. The primary reason for the acquisition was to increase the Company’s presence in travel nurse staffing and to expand the number of markets its per diem division operates in. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the Company’s consolidated statement of operations beginning at the close of business on July 2, 2007, the date when the Company assumed control of InteliStaf. The allocation of purchase price related to the InteliStaf acquisition is based on preliminary assessments of the assets acquired and liabilities assumed.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. ACQUISITIONS (continued)

In 2007 and 2006, the Company paid approximately $0.7 million and $0.3 million, respectively, of additional consideration for the achievement of certain financial results relating to a 2005 acquisition, which has been included in goodwill on the Company’s consolidated balance sheet. During 2005, the Company neither paid nor accrued any additional consideration related to prior year acquisitions.

The following unaudited pro forma financial information reflects the results of operations for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information, in the schedule below, does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations:

	Years Ended
(in thousands, except per share amounts)	December 30, 2007	December 31, 2006	December 25, 2005
Service revenues	$621,315	$640,790	$661,381
Income (loss) from operations	20,558	(8,982)	(17,279)
Net income (loss)	1,902	(20,852)	(30,417)
Basic income (loss) per share	0.06	(0.69)	(1.01)
Diluted income (loss) per share	0.06	(0.69)	(1.01)

5. IMPAIRMENT OF GOODWILL

Coinciding with the branch closures associated with the IS Plan discussed in Note 3, the Company concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the year ended December 30, 2007, the Company recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill. This amount is included in the line item impairment of goodwill on the Company’s consolidated statements of operations for the year ended December 30, 2007.

Coinciding with the branch closures associated with the 2006 Plan discussed in Note 3, the Company concluded that the goodwill associated with the 13 closed branches was fully impaired. As a result, for the year ended December 31, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill. This amount is included in the line item impairment of goodwill on the Company’s consolidated statement of operations for the year ended December 31, 2006.

The Company completed its annual impairment test during the fourth quarter of fiscal years 2007 and 2006 by using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at four individual reporting units in fiscal year 2007 and a number of individual reporting units in fiscal year 2006. Each of the four reporting units that took an impairment charge as a result of the fourth quarter 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. Contributing to the impairment loss in fiscal year 2006 were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches. As a result, for the fiscal years ended December 30, 2007 and December 31, 2006, the Company recorded a non-cash impairment charge of $0.7 million and $28.6 million, respectively.

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

Goodwill increased by $85.2 million from $99.1 million at December 31, 2006 to $184.3 million at December 30, 2007. This increase is attributable to the acquisitions of InteliStaf and AMR (See Note 4), the payment of additional consideration related to a 2005 acquisition (See Note 4), partially offset by the non-cash impairment charges of $2.6 million. The allocation of purchase price related to the InteliStaf and AMR acquisitions is based on assessments of the assets acquired and liabilities assumed. The non-cash impairment charges of $2.6 million were comprised of a third quarter charge of $1.9 million associated with the closure of four branches and a fourth quarter charge of $0.7 million as a result of the Company’s annual impairment test (see Note 5).

The following reflects the changes to goodwill for the years ended December 30, 2007 and December 31, 2006 (in thousands):

	Years Ended
	Dec. 30, 2007	Dec. 31, 2006
Balance at beginning of year	$99,097	$130,589
Consideration related to current year acquisitions	87,106	—
Additional consideration related to prior year acquisitions	675	261
Impairment charges	(2,621)	(31,753)

Balance at end of year	$184,257	$99,097

As of December 30, 2007 and December 31, 2006, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows (in thousands):

	December 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Partnership (VMS) customer relationships (5 years)	$7,700	$(657)	$7,043	$—	$—	$—
Proprietary software (3 years)	408	(45)	363	—	—	—
Non-compete agreements (2 - 7.5 years)	4,101	(3,091)	1,010	3,531	(2,441)	1,090
Contractor database (5 years)	742	(663)	79	742	(515)	227
Vendor (subcontractor) relationships (5 years)	74	(7)	67	—	—	—
Customer relationships (3 - 5 years)	660	(305)	355	266	(238)	28

Total intangibles subject to amortization	13,685	(4,768)	8,917	4,539	(3,194)	1,345
Intangible assets not subject to amortization:
Trademarks, trade names	5,720	—	5,720	108	—	108

Total intangible assets	$19,405	$(4,768)	$14,637	$4,647	$(3,194)	$1,453

During 2007, the Company acquired intangible assets totaling $14.8 million as part of the InteliStaf and AMR acquisitions (see Note 4). During 2006, the Company did not purchase any intangible assets. During 2005, the Company acquired intangible assets totaling $0.5 million as part of the QMP and Winnertech acquisitions (see Note 4). The Company recorded amortization expense on intangible assets of $1.6 million, $0.8 million and $0.7 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. GOODWILL AND INTANGIBLE ASSETS (continued)

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 30, 2007 is as follows (in thousands):

2008	$2,394
2009	2,144
2010	1,811
2011	1,637
2012	931

7. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following (in thousands):

	December 30, 2007	December 31, 2006
Leasehold improvements	$1,978	$1,633
Furniture and equipment	19,642	16,266
Internally developed software	11,782	10,495
Equipment held under capital leases	3,364	3,392

Total	36,766	31,786
Less accumulated depreciation and amortization	(26,822)	(24,095)

Furniture and equipment, net	$9,944	$7,691

Depreciation expense from furniture and equipment was $3.1 million, $3.1 million and $4.5 million for each of the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

Accumulated amortization on assets held under capital leases was $3.0 million and $2.8 million at December 30, 2007 and December 31, 2006, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 30, 2007	December 31, 2006
Insurance related accrued expenses	$19,564	$8,812
Accrued subcontractors payable	10,652	3,473
Accrued restructuring expenses	5,153	350
Accrued expenses	5,647	2,700
Accounts payable	2,759	1,604
Other	1,927	305

Total	$45,702	$17,244

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9. INCOME TAXES

As of December 30, 2007, December 31, 2006 and December 25, 2005, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Current income taxes:
Federal	$—	$—	$(548)
State	—	206	403

Total current income taxes	—	206	(145)
Deferred income taxes	3,320	(4,032)	(515)

Provision for (benefit from) income taxes	$3,320	$(3,826)	$(660)

At December 30, 2007, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to its indefinite reversing temporary differences.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN No. 48, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of FIN No. 48 had no impact on the consolidated financial statements.

The amount of unrecognized tax benefits as of January 1, 2007, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the United States federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations. The Company is not currently under examination by any state jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9. INCOME TAXES (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2007	December 31, 2006
Current deferred tax assets:
Insurance reserves	$6,637	$1,664
Provision for doubtful accounts	687	438
Accrued expenses	442	140
Restructuring expenses	139	147

Total current deferred tax assets	7,905	2,389

Current deferred tax liabilities:
Prepaid expenses	(250)	(294)
Other current liabilities	(499)	(499)
Valuation allowance	(7,156)	(1,596)

Total current deferred tax assets, net	$—	$—

Noncurrent deferred tax assets:
Federal net operating loss (NOL) carryforwards	$11,833	$3,700
State NOL carryforwards	2,604	1,507
Intangible assets	2,098	707
Accrued expenses	1,125	493
Investment in joint venture	177	—

Total noncurrent deferred tax assets	17,837	6,407

Noncurrent deferred tax liabilities:
Goodwill	(8,334)	(4,745)
Furniture and equipment	(677)	(616)
Valuation allowance	(17,160)	(5,791)

Total noncurrent deferred tax liabilities, net	$(8,334)	$(4,745)

As of December 30, 2007, the Company had a Federal net operating loss carryforward of $36.7 million, which expires beginning 2025, and state net operating loss carryforwards of $61.4 million, the majority of which expire beginning 2025.

Cash received from option exercise under all share-based payment arrangements for the years ended December 30, 2007, December 31, 2006, and December 25, 2005, was approximately $81,000, $46,000, and $12,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $9,000 for the year ended December 25, 2005. Due to the Company being required to record valuation allowances against its net deferred tax assets beginning in the fiscal year ended December 31, 2006, the Company did not realize an actual tax benefit for the tax deductions from fiscal years 2007 and 2006 option exercises of the share-based arrangements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9. INCOME TAXES (continued)

The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) is as follows:

	Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Tax at U.S. statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	4.0	(3.6)	(3.6)
Other state tax items	—	—	(17.1)
Non-deductible items	30.1	0.6	12.4
Valuation allowance	86.5	24.0	—
Other, net	(7.9)	0.6	(2.9)

Effective income tax rate	146.7%	(12.4)%	(45.2)%

10. LONG-TERM DEBT

The Company had a Senior Credit Facility that provided for a $60.0 million revolving credit facility that was due to expire on January 2, 2007 and a $6.0 million term note (Term Note) that was due on January 2, 2007.

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

On July 2, 2007, the Company repaid all amounts outstanding under its Senior Credit Facility and entered into a new 2007 Senior Credit Facility. The new $155.0 million 2007 Senior Credit Facility is comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the extinguished Senior Credit Facility, to pay fees and expenses incurred in connection with the InteliStaf acquisition and for general working capital purposes. The Company recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished Senior Credit Facility.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of December 30, 2007, $8.0 million of standby letters of credit (of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases) and $4.4 million was outstanding under the Revolver resulting in $17.6 million being immediately available for borrowing under the Revolver.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. LONG-TERM DEBT (continued)

The Revolver bears interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (9.75% at December 30, 2007) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (8.48% at December 30, 2007) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (11.65% at December 30, 2007) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into the 2007 Swap Agreement using three month LIBOR rates, whereby it effectively locked in $62.5 million of the debt at a fixed rate of 4.975% (See Note 11) plus the applicable margin.

The Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of December 30, 2007, the Company was in compliance with all covenants.

A summary of long-term debt as of December 30, 2007 and December 31, 2006 is as follows (in thousands):

	December 30, 2007	December 31, 2006
Revolver	$4,435	$17,036
1st term loan	99,750	—
2nd term loan	25,000	—

Total debt	$129,185	$17,036

Pursuant to the terms of the 2007 Senior Credit Facility, the Company is required to make annual payments of $1.0 million, in four equal quarterly installments. Additionally, at the end of each fiscal year beginning in 2008, the Company will compute an excess cash flow calculation which could result in the Company being required to prepay an additional amount of outstanding borrowings. Scheduled maturities of long-term debt as of December 30, 2007 are as follows (in thousands):

2008	$1,000
2009	1,000
2010	1,000
2011	1,000
2012	1,000
Thereafter	124,185

11. INTEREST RATE SWAP

The Company’s 2007 Senior Credit Facility requires that the Company maintains an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the swap agreement at December 30, 2007 was $1.7 million and was recorded in the line items “Other Liabilities” and “Accumulated Other Comprehensive Loss” in the liabilities and stockholders’ equity sections of the consolidated balance sheet. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge (see Note 1).

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. INTEREST RATE SWAP (continued)

The Company entered into the 2007 Swap Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation and not for trading purposes. Any differences paid or received under the terms of the 2007 Swap Agreement shall be recognized as adjustments to interest expense over the life of the interest rate swap, thereby adjusting the effective interest rate on the underlying debt obligation.

12. EMPLOYEE BENEFIT PLANS

The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The Plan allows for its participants to defer up to 25% of annual salary up to the adjusted IRS maximum each year. In addition, the plan provides for matching 50% of the participants’ contributions, up to a maximum of 7% of the participants’ salary contributed and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. The Company’s matching contribution was approximately $0.9 million, $0.6 million and $1.0 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allows for its participants to defer up to 100% of annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company’s existing 401(k) plan (see above). In addition, the Company will match 50% of the participant’s contributions, up to a maximum of 7% of the participant’s salary contributed, a match that is consistent with the Company’s existing 401(k) plan. Participants may also contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan is a nonqualified unfunded deferred compensation plan and all participants’ contributions are held in the Company’s name. As such, at December 30, 2007, the Company recorded the fair value of the trust of $2.5 million, within the consolidated balance sheets, with $0.6 million in other current assets and accounts payable and accrued expenses, and $1.9 million in other assets and other liabilities. The Company recorded the fair value of the trust of $1.0 million, in the other current assets and other liabilities within the consolidated balance sheets for the year ended December 31, 2006. The Company’s matching contribution was $0.1 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

13. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

Future minimum lease payments under capital leases at December 30, 2007 are as follows (in thousands):

2008	$322
2009	54

Total future minimum lease payments	376
Less amount representing interest	(16)
Less amount classified as current	(307)

Long-term portion, net of current portion and interest payments	$53

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13. COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 30, 2007 associated with these agreements are as follows (in thousands):

2008	$6,573
2009	5,145
2010	4,163
2011	3,425
2012	3,122
Thereafter	3,888

Total payments	26,316
Less: sublease income	(809)

Total	$25,507

Total operating lease expense was approximately $6.0 million, $5.1 million and $5.8 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

Litigation

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

14. STOCKHOLDERS’ EQUITY

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. STOCKHOLDERS’ EQUITY (continued)

Stock Options

In 1999, the Company adopted a stock option plan (the 1999 Plan), under which 1.2 million shares of common stock were made available for grant. At December 30, 2007, 0.3 million shares are available for future issuances under the 1999 Plan, however following the adoption of the 2001 Plan (as described below), the Compensation Committee of the Board of Directors decided to freeze the issuance of the available options. The 1999 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. Each outstanding option under the 1999 Plan is exercisable after the period or periods specified in the respective option agreement, but no option can be exercised after the expiration of ten years and one day from the date of grant.

On November 14, 2001, the Board adopted a new stock option plan (the 2001 Plan). Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees, directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2.3 million shares of common stock. On June 17, 2003, the stockholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 2.8 million. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. On December 1, 2005, the Company’s Compensation Committee accelerated the vesting of all unvested stock options awarded to employees under the 2001 Plan (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in 2006 accelerated). As a result of the acceleration, options to acquire approximately 374,000 shares of the Company’s common stock (representing approximately 18% of the total outstanding options), which otherwise would have vested periodically over the subsequent 48 months, became immediately exercisable. Approximately 50% of the accelerated options would have vested in 2006. Still, no option granted under the 2001 Plan can be exercised after the expiration of ten years and one day from the date of grant.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 26, 2004	1,892,809	$6.88
Granted	326,000	$6.85
Exercised	(5,521)	$2.19
Forfeited	(150,956)	$8.07

Outstanding at December 25, 2005	2,062,332	$6.80
Granted	7,500	$6.00
Exercised	(20,846)	$2.39
Forfeited	(256,130)	$7.39

Outstanding at December 31, 2006	1,792,856	$6.75
Granted	458,750	$5.91
Exercised	(28,559)	$2.82
Forfeited	(72,381)	$9.80

Outstanding at December 30, 2007	2,150,666	$6.52

Exercisable at end of year	1,696,291	$6.69

		Weighted Average Fair Value
Options granted during the 2007 fiscal year:
Issued at or above market price		$3.21

Information about options outstanding as of December 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.95 to $2.20	2.9	45,086	$2.18	45,086	$2.18
$5.89 to $6.06	5.4	1,809,638	$6.02	1,355,263	$6.06
$7.00 to $10.00	6.7	209,442	$7.64	209,442	$7.64
$14.00 to $21.00	4.8	86,500	$16.56	86,500	$16.56

$1.95 to $21.00	5.5	2,150,666	$6.52	1,696,291	$6.69

15. NET LOSS PER SHARE

For the years ended December 30, 2007, December 31, 2006 and December 25, 2005, approximately 1.9 million, 1.8 million and 2.1 million incremental options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. The Company’s basic and diluted shares for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, was 30,263,000, 30,249,000 and 30,233,000, respectively.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the years ended December 30, 2007, December 31, 2006 and December 25, 2005, the Company billed approximately $2.8 million, $3.0 million and $4.1 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million and $0.4 million at December 30, 2007 and December 31, 2006, respectively.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During the years ended December 30, 2007, December 31, 2006 and December 25, 2005, the Company billed approximately $0.1 million, $0.2 million and $0.4 million, respectively for its services and had a receivable balance from the healthcare system of less than $0.1 million at both December 30, 2007 and December 31, 2006.

The Company paid approximately $0.1 million, during each of the years ended December 30, 2007, December 31, 2006 and December 25, 2005, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration of maturity. The carrying amounts of the revolving credit note and term notes approximate fair value because the interest rate is tied to a quoted variable index. The fair value of the 2007 Swap Agreement is based on valuation models using current market rates.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2007 and 2006. This information was derived from unaudited interim financial statements that have been prepared on a basis consistent with the consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
(in thousands, except per share amounts)	Dec. 30, 2007(1)(2)	Sept. 30, 2007(1)(3)	July 1, 2007	Apr. 1, 2007	Dec. 31, 2006(4)	Sept. 24, 2006	June 25, 2006	Mar. 26, 2006(5)
Service revenues	$143,178	$154,690	$93,953	$90,518	$99,527	$95,646	$95,268	$95,009
Gross profit	35,215	37,019	23,030	21,035	23,462	21,742	21,158	19,714
Net income (loss)	(963)	(1,744)	1,719	(69)	(24,807)	1,084	1,209	(4,483)
Basic net income (loss) per share	(0.03)	(0.06)	0.06	—	(0.82)	0.04	0.04	(0.15)
Diluted net income (loss) per share	(0.03)	(0.06)	0.06	—	(0.82)	0.04	0.04	(0.15)

(1)	Includes results of operations of InteliStaf and AMR from July 3, 2007 and September 8, 2007, respectively, the dates the Company assumed control of the acquired companies.
(2)	In the quarter ended December 30, 2007, the Company recorded a pre-tax charge of $0.2 million related to integration expenses of the InteliStaf acquisition and a non-cash charge of $0.7 million related to the annual review for impairment of goodwill.
(3)	In the quarter ended September 30, 2007, the Company recorded a pre-tax charge of $3.0 million related to employee severance costs, integration expenses and lease termination costs of the InteliStaf acquisition and a non-cash charge of $1.9 million related to the write-off of goodwill for four of the branches closed in a restructuring initiative.
(4)	The quarter ended December 31, 2006 contains 14 weeks while all other quarters contained 13 weeks. Included in the net loss for the quarter ended December 31, 2006 is a pre-tax non-cash goodwill impairment charge of $28.6 million and an after tax non-cash valuation allowance of $7.4 million to the Company’s net current and noncurrent deferred tax assets.
(5)	In the quarter ended March 26, 2006, the Company recorded a pre-tax charge of $6.3 million, of which $3.1 million related to employee severance costs, branch closing costs and lease termination costs and $3.2 million related to the impairment of goodwill for the thirteen branches closed in a restructuring initiative.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc.

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. as of December 30, 2007, and December 31, 2006, and for each of the three years in the period ended December 30, 2007, and have issued our report thereon dated March 5, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 5, 2008

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Relating to Acquisitions	Writeoffs And Adjustments	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 25, 2005	$1,064	$486	$—	$(778)	$772

Year ended December 31, 2006	$772	$661	$—	$(288)	$1,145

Year ended December 30, 2007	$1,145	$642	$1,416	$(1,393)	$1,810

(in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Relating to Acquisitions	Writeoffs And Adjustments	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2006	$—	$7,387	$—	$—	$7,387

Year ended December 30, 2007	$7,387	$3,320	$13,609	$—	$24,316

S-2