Form 10-Q
period 2008-03-30
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2008-05-08
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Yamato Road, Suite 110 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

(561) 322-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,314,567 shares of common stock, par value $0.01 per share, were outstanding as of May 2, 2008.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 30, 2008	December 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$821	$1,898
Accounts receivable, net of allowance for doubtful accounts of $2,167 and $1,810 at March 30, 2008 and December 30, 2007, respectively	98,071	98,376
Prepaid expenses	3,114	2,642
Other current assets	1,885	2,887

Total current assets	103,891	105,803

Furniture and equipment, net of accumulated depreciation of $26,010 and $26,822 at March 30, 2008 and December 30, 2007, respectively	11,464	9,944
Goodwill	184,507	184,257
Intangible assets, net of accumulated amortization of $5,396 and $4,768 at March 30, 2008 and December 30, 2007, respectively	14,009	14,637
Other assets, net of accumulated amortization of $338 and $225 at March 30, 2008 and December 30, 2007, respectively	5,177	5,215

Total assets	$319,048	$319,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,803	$45,702
Accrued payroll and related liabilities	10,942	11,938
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligations	363	307

Total current liabilities	58,108	58,947

Long-term debt	126,700	128,185
Deferred income taxes	8,717	8,334
Capital lease obligations, net of current portion	197	53
Other liabilities	6,112	4,166

Total liabilities	199,834	199,685

Minority interest	402	402

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,315 and 30,286 issued and outstanding at March 30, 2008 and December 30, 2007, respectively	303	303
Additional paid-in capital	284,869	284,744
Accumulated other comprehensive loss	(3,596)	(1,738)
Accumulated deficit	(162,764)	(163,540)

Total stockholders’ equity	118,812	119,769

Total liabilities and stockholders’ equity	$319,048	$319,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2008	April 1, 2007
Service revenues	$145,223	$90,518
Cost of services rendered	110,167	69,483

Gross profit	35,056	21,035

Operating expenses:
Selling, general and administrative	29,309	19,860
Depreciation and amortization	1,492	898

Income from operations	4,255	277
Minority interest in income of subsidiary	55	—
Interest expense, net	3,041	375

Income (loss) before provision for (benefit from) income taxes	1,159	(98)
Provision for (benefit from) income taxes	383	(29)

Net income (loss)	$776	$(69)

Basic net income (loss) per share	$0.03	$—

Diluted net income (loss) per share	$0.03	$—

Weighted average number of common shares outstanding:
Basic	30,314	30,261

Diluted	30,341	30,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 30, 2008	April 1, 2007
Operating activities
Net income (loss)	$776	$(69)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,492	898
Amortization of debt issuance cost	113	31
Deferred income taxes	383	(29)
Provision for doubtful accounts	467	33
Stock-based compensation expense	125	8
Changes in operating assets and liabilities:
Accounts receivable	(162)	(4,452)
Prepaid expenses and other current assets	530	(973)
Other assets	(75)	24
Accounts payable and accrued expenses	(149)	4,896
Accrued payroll and related liabilities	(996)	(1,269)
Other liabilities	88	(13)

Cash provided by (used in) operating activities	2,592	(915)

Investing activities
Purchases of furniture and equipment, net	(1,708)	(258)
Capitalized internal software costs	(402)	(215)

Cash used in investing activities	(2,110)	(473)

Financing activities
Net borrowings (repayments) under revolving credit facility	(1,235)	1,064
Principal payments on term loan	(250)	—
Principal payments under capital lease obligations	(74)	(71)
Proceeds from exercise of stock options	—	30

Cash provided by (used in) financing activities	(1,559)	1,023

Net decrease in cash and cash equivalents	(1,077)	(365)
Cash and cash equivalents at beginning of period	1,898	527

Cash and cash equivalents at end of period	$821	$162

Supplemental disclosure of cash flow information:
Interest paid	$6	$11

Income taxes paid (refunded), net	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$3,118	$454

Purchases of equipment through capital leases	$274	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, both per diem and travel, in the United States. The Company’s per diem healthcare staffing assignments (less than two weeks in duration) and its travel and contract-based healthcare staffing assignments (more than two weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The shorter length local contract-based assignments are typically staffed by the Company’s per diem branches while the longer assignments are staffed by both its centralized travel offices and per diem branches. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

As of March 30, 2008, the Company provided its services through a network of over 110 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent 100% of the Company’s consolidated revenue for the three months ended March 30, 2008 and April 1, 2007.

During fiscal 2007, the Company acquired all of the interests of InteliStaf Holdings, Inc. (InteliStaf) and certain assets of AMR ProNurse (AMR). Through its acquisition of InteliStaf, the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

The condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (File No. 001-31299).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations/Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed. SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations (SFAS No. 141). Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are capitalized as a cost of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously, are effective for fiscal years, inclusive of the interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will implement the provisions of SFAS No. 141(R) and SFAS No. 160 in the fiscal year beginning December 29, 2008. The future impact of the application of these provisions is not determinable at this time.

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1), which amends SFAS No. 157, Fair Value Measurements (SFAS No. 157), to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, and SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. Entities are required to apply FSP FAS 157-1 on the initial adoption of SFAS No. 157. The adoption of FSP FAS 157-1 in the fiscal year beginning December 31, 2007 did not have a material impact on the Company’s financial accounting and reporting.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB time to consider the effects of the implementation issues that have arisen. FSP FAS 157-2 is effective on issuance and postpones the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. The Company will apply the effective-date deferral to its non-financial assets and non-financial liabilities subject to the deferral. The future impact of the application of SFAS No. 157 to the non-financial assets and non-financial liabilities of the Company subject to the deferral in accordance with FSP FAS 157-2 is not determinable at this time.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will implement SFAS No. 161 in the fiscal year beginning December 29, 2008 and it does not believe the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

3. FAIR VALUE OF ASSETS AND LIABILITIES

Effective with the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 157, which establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.

In accordance with FSP FAS 157-2, issued by FASB in February 2008 and effective on issuance, the Company deferred the adoption of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-financial assets and non-financial liabilities subject to the deferral include:

•	Non-financial assets and non-financial liabilities measured at fair value in a business combination or other new basis event, but not remeasured to fair value in subsequent periods,

•

Reporting units and indefinite-lived intangible assets measured at fair value for purposes of impairment testing, as these items are measured at fair value on a recurring basis but are not necessarily recognized in the financial statements at fair value,

•

Non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), as these items are measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but are not necessarily recognized in the financial statements at fair value, and

•

Non-financial assets or non-financial liabilities subject to fair value measurement under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

At March 30, 2008, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 9). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and therefore considered a level 2 input.

The Company had no financial assets that were impacted by SFAS No. 157. The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 30, 2008 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at March 30, 2008 Using			Total Carrying Value at March 30, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instrument	$—	$(3,596)	$—	$(3,596)

Effective with the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 (SFAS No. 159), which provides entities the option to measure many financial instruments and certain other items at fair value. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

4. REVENUE RECOGNITION

Service revenues consist of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management service (VMS) agreements) is the use of unaffiliated companies (associate partners), and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partners serve as subcontractors. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel. In most instances, the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

Gross revenues of associate partners and net revenues recognized in the condensed consolidated statements of operations for the three months ended March 30, 2008 and April 1, 2007 are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Gross revenues of associate partners	$13,024	$5,561
Net revenues recognized	391	157

5. ACQUISITIONS

During the three months ended March 30, 2008, the Company accrued approximately $0.3 million of additional consideration related to a preliminary calculation of a 2007 acquisition regarding the potential achievement of certain financial results to date, all of which has been allocated to goodwill.

6. RESTRUCTURING AND OTHER CHARGES

On August 7, 2007, the Company initiated a plan to restructure and integrate the operations of InteliStaf (IS Plan). The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its branches. As a result, in the third quarter of 2007, the Company recorded a pre-tax charge of $1.0 million related to severance costs and contract and lease termination fees. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of 2007 and $1.1 million recorded in the fourth quarter of 2007. Of the total restructuring accrual of $11.4 million, $10.4 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included in the aforementioned third quarter of 2007 pre-tax charge. No additional charges under the IS Plan were recorded during the first quarter of 2008.

A breakdown of the $11.4 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Q4 2007 Additions	Cash Paid Through March 30, 2008	Accrued at March 30, 2008
Lease termination costs	$7,213	$—	$(2,745)	$4,468	(1)
Employee termination costs	3,104	1,136	(4,129)	111	(1)

Total	$10,317	$1,136	$(6,874)	$4,579

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

On February 1, 2006, the Company initiated a plan (2006 Plan) to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the per diem marketplace. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees.

A breakdown of the 2006 Plan restructuring and other charges is as follows (in thousands):

	Initial Liability	Payments through March 30, 2008		Accrued at March 30, 2008
		Cash	Non-Cash
Employee termination costs	$1,537	$(1,332)	$(205)	$—
Lease termination costs	909	(829)	(65)	15	(1)
Office closing costs	240	—	(240)	—
Miscellaneous other costs	403	(116)	(287)	—

Total	$3,089	$(2,277)	$(797)	$15

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

7. LONG-TERM DEBT

At January 1, 2007, the Company was a party to a senior credit facility that, as amended, provided for a $40.0 million revolving credit facility that was due to expire on September 29, 2009.

On July 2, 2007, the Company repaid all amounts outstanding under its prior senior credit facility and entered into a new $155.0 million senior credit facility (2007 Senior Credit Facility). The 2007 Senior Credit Facility is comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the extinguished senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf and AMR acquisitions and for general working capital purposes.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of March 30, 2008, $11.2 million was outstanding under the Revolver, and in conjunction with $8.0 million of standby letters of credit (of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases), there is $18.8 million immediately available for borrowing under the Revolver.

The Revolver bears interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (7.75% at March 30, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (7.75% at March 30, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (9.51% at March 30, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three year hedging agreement using three month LIBOR rates, whereby it effectively locked in $62.5 million of the debt at a fixed rate of 4.975% (See Note 9) plus the applicable margin.

The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of March 30, 2008, the Company was in compliance with all covenants.

8. INCOME TAXES

At March 30, 2008, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets and a deferred tax liability and provision is recorded relative to its indefinite reversing temporary differences.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN No. 48, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of FIN No. 48 had no impact on the condensed consolidated financial statements.

The amount of unrecognized tax benefits at December 30, 2007, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There has been no material change in unrecognized tax benefits since December 30, 2007.

The Company is subject to income taxes in the United States (U.S.) federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations for the years before 2004. The Company is not currently under examination by any state jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

9. INTEREST RATE SWAP

As aforementioned in Note 7, the Company’s 2007 Senior Credit Facility requires that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly, and fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the swap agreement at March 30, 2008 was $3.6 million and was recorded in the line items “Other Liabilities” and “Accumulated Other Comprehensive Loss” in the liabilities and stockholders’ equity sections of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge.

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

10. COMPREHENSIVE LOSS

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive loss that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net income and unrealized loss on the derivative instrument for the three months ended March 30, 2008 and there were no components of comprehensive loss other than the Company’s net loss for the three months ended April 1, 2007. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended
(in thousands)	March 30, 2008	April 1, 2007
Net income (loss)	$776	$(69)
Other comprehensive loss:
Unrealized loss on derivative, net of taxes	(1,858)	—

Total other comprehensive loss	$(1,082)	$(69)

11. NET INCOME (LOSS) PER SHARE

	Three Months Ended
(in thousands, except per share information)	March 30, 2008	April 1, 2007
Numerator:

Numerator for basic and diluted net income (loss) per share	$776	$(69)

Denominator:

Denominator for basic net income (loss) per share	30,314	30,261
Effect of dilutive shares:
Employee stock options	27	—

Denominator for diluted net income (loss) per share-adjusted weighted average shares and assumed conversions	30,341	30,261

Basic and diluted net income (loss) per share	$0.03	$—

For the three months ended March 30, 2008, approximately 2.0 million shares underlying options were excluded from the denominator for diluted net income per share as the impact of their conversion was anti-dilutive. For the three months ended April 1, 2007, approximately 1.8 million shares underlying options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

12. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended March 30, 2008 and April 1, 2007, the Company billed approximately $0.7 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both March 30, 2008 and December 30, 2007.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended March 30, 2008 and April 1, 2007, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of less than $0.1 million at both March 30, 2008 and December 30, 2007.

The Company paid less than $0.1 million during each of the three months ended March 30, 2008 and April 1, 2007, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

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

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and/or other standard-setting bodies, and the effect of those pronouncements.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 30, 2008 relative to the three months ended April 1, 2007 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of March 30, 2008.

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

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem staffing services in the United States as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics, surgical and ambulatory care centers, and governmental facilities. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our per diem staffing division currently operates in an integrated network of branches which serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is substantially fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have been able to develop a highly efficient branch management model that we believe is easily scalable.

Our travel and contract-based staffing assignments place our professionals at hospitals and other healthcare facilities across the country on a contracted, fixed-term basis to meet seasonal, census driven or other fluctuations in hospital admissions or staffing levels for time periods typically ranging between two and thirteen weeks in duration. The shorter length assignments are typically staffed by our per diem branches while the longer assignments are staffed by both the centralized travel offices and per diem branches. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

We are also a leading provider, as measured by revenues, of highly specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare specialists, or “allied health” professionals. These professionals are staffed on both a per diem and travel basis, serving hospitals, nursing homes, clinics and surgical ambulatory care centers and retail pharmacies.

Our centralized travel staffing and allied health offices are national in scope and serve as our direct contact with our healthcare professionals and clients.

Another element of our staffing business is vendor management service (VMS) agreements, whereby we provide the client a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

Industry Trends

Service revenues and gross profit margins have been under pressure as stagnant hospital admissions have suppressed incremental demand for temporary nurses though we have begun to see modest increases in bill rates over the last four quarters. However, due to the uncertain economic conditions, we believe that nurses in many households may become the primary wage earner, which will cause such nurses to potentially seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will improve, but we are confident in the long-term growth of the industry. In a March 2004 report, the United States (U.S.) Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society, and an increasing shortage of healthcare workers.

Acquisitions

We made no acquisitions in the first three months of 2008 and 2007.

Service Revenues

Temporary staffing services represent 100% of our consolidated revenues. For the three months ended March 30, 2008 and April 1, 2007, approximately 68% and 76%, respectively, of our revenues were derived from per diem staffing, 18% and 4%, respectively, from travel staffing and 14% and 20%, respectively, from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the three months ended March 30, 2008 and April 1, 2007, approximately 70% and 80%, respectively, of our revenues were generated through our per diem branch network, 18% and 4%, respectively, from travel staffing and 12% and 16%, respectively, from allied health staffing.

Recent Accounting Pronouncements

Accounting for Business Combinations/Noncontrolling Interest

In December 2007, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed. SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations (SFAS No. 141). Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are capitalized as a cost of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously, are effective for fiscal years, inclusive of the interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. We will implement the provisions of SFAS No. 141(R) and SFAS No. 160 in the fiscal year beginning December 29, 2008. The future impact of the application of these provisions is not determinable at this time.

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1), which amends SFAS No. 157, Fair Value Measurements (SFAS No. 157), to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 and SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. Entities are required to apply FSP FAS 157-1 on the initial adoption of SFAS No. 157. The adoption of FSP FAS 157-1 in the fiscal year beginning December 31, 2007 did not have a material impact on the Company’s financial accounting and reporting.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB time to consider the effects of the implementation issues that have arisen. FSP FAS 157-2 is effective on issuance and postpones the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. We will apply the effective-date deferral to our non-financial assets and non-financial liabilities subject to the deferral. The future impact of the application of SFAS No. 157 to our non-financial assets and non-financial liabilities subject to the deferral in accordance with FSP FAS 157-2 is not determinable at this time.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will implement SFAS No. 161 in the fiscal year beginning December 29, 2008 and we do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended
	March 30, 2008	April 1, 2007
Service revenues	100.0%	100.0%
Cost of services rendered	75.9	76.8

Gross profit	24.1	23.2
Selling, general and administrative expenses	20.2	21.9
Depreciation and amortization expenses	1.0	1.0

Income from operations	2.9	0.3
Minority interest in income of subsidiary	—	—
Interest expense, net	2.1	0.4

Income (loss) before provision for (benefit from) income taxes	0.8	(0.1)
Provision for (benefit from) income taxes	0.3	—

Net income (loss)	0.5	(0.1)

Comparison of Three Months Ended March 30, 2008 to Three Months Ended April 1, 2007

Service Revenues. Service revenues increased $54.7 million, or 60.4%, to $145.2 million for the three months ended March 30, 2008 as compared to $90.5 million for the comparable prior year period. The increase was due to a higher number of hours worked by professionals due in large part to the third quarter 2007 acquisitions of InteliStaf Holdings, Inc. (InteliStaf) and AMR ProNurse (AMR) as well as organic growth in our allied health division.

Branch-based per diem staffing revenues increased $29.8 million, or 40.9%, to $102.6 million for the three months ended March 30, 2008 as compared to $72.8 million for the comparable prior year period. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR.

Revenues from our travel nurse staffing division increased $22.0 million, or 617.2%, to $25.6 million for the three months ended March 30, 2008 as compared to $3.6 million for the comparable prior year period. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf.

Revenues from our allied health division increased $2.9 million, or 20.3%, to $17.0 million for the three months ended March 30, 2008 as compared to $14.1 million for the comparable prior year period. The increase was primarily due to an increase in the number of hours worked by professionals resulting from organic growth initiatives.

Cost of Services Rendered. Cost of services rendered increased $40.6 million, or 58.6%, to $110.1 million for the three months ended March 30, 2008 as compared to $69.5 million for the comparable prior year period. The increase was primarily due to the increased volume due to the InteliStaf and AMR acquisitions.

Gross Profit. Gross profit increased $14.1 million, or 66.7%, to $35.1 million for the three months ended March 30, 2008 as compared to $21.0 million for the comparable prior year period. The increase was primarily due to the increased volume resulting from the InteliStaf and AMR acquisitions. Gross margin for the three months ended March 30, 2008 was 24.1% as compared to 23.2% for the comparable prior year period, an increase of 90 basis points primarily attributable to a continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses increased to $29.3 million, or 20.2% of revenues, for the three months ended March 30, 2008, compared to $19.9 million, or 21.9% of revenues, for the comparable prior year period. The dollar increase was primarily due to increased overhead costs associated with the larger per diem branch network and scale travel nurse division resulting from the acquisition of InteliStaf; however, the decrease as a percentage of revenue is due to improved leverage of our operating expenses.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 30, 2008 was $1.5 million as compared to $0.9 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was less than $0.1 million for the three months ended March 30, 2008. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Interest Expense, Net. Interest expense, net, for the three months ended March 30, 2008 increased to $3.0 million from $0.4 million for the three months ended April 1, 2007. The increase was attributable to higher average outstanding borrowings, the proceeds of which were primarily used to finance the acquisitions of InteliStaf and AMR and a higher weighted average interest rate resulting from the new July 2007 senior credit facility (2007 Senior Credit Facility).

Provision for (Benefit From) Income Taxes. Our effective income tax rate for the three months ended March 30, 2008 was 33.0%, as compared to an effective income tax benefit rate of 30.0% for the comparable prior year period.

Net Income (Loss). As a result of the above, we had net income of $0.8 million for the three months ended March 30, 2008 as compared to a net loss of $0.1 million for the comparable prior year period.

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

Historically, the number of temporary healthcare professionals on assignment typically increases from January through March followed by declines or minimal growth from April through December; however, in 2008 the anticipated increase in our travel division occurred later in the quarter than expected. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash flow provided by operations was $2.6 million for the three months ended March 30, 2008 as compared to cash used in operating activities of $0.9 million for the three months ended April 1, 2007.

During the three months ended March 30, 2008, we used cash generated from operations and cash on hand to fund capital expenditures of $2.1 million and repay $1.5 million of outstanding borrowings under the 2007 Senior Credit Facility.

As of March 30, 2008, we had net working capital of $45.8 million as compared to $46.9 million as of December 30, 2007. The decrease was primarily due to a decrease in cash of $1.1 million used to repay borrowings under the 2007 Senior Credit Facility. Available borrowings under our 2007 Senior Credit Facility are an important component of our liquidity.

At January 1, 2007, we were a party to a senior credit facility that, as amended, provided for a $40.0 million revolving credit facility that was due to expire on September 29, 2009.

On July 2, 2007, we repaid all amounts outstanding under our prior senior credit facility and entered into a new $155.0 million 2007 Senior Credit Facility. The 2007 Senior Credit Facility is comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the extinguished senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf and AMR acquisitions and for general working capital purposes.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of March 30, 2008, $11.2 million was outstanding under the Revolver, and in conjunction with $8.0 million of standby letters of credit (of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases), there is $18.8 million immediately available for borrowing under the Revolver.

The Revolver bears interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (7.75% at March 30, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (the variable portion is 6.51% and the fixed (hedged) portion is 8.48% at March 30, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (9.51% at March 30, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%. For the three months ended March 30, 2008, the weighted average interest rate for loans under our 2007 Senior Credit Facility was 8.86%. As of March 30, 2008, the blended rate for loans outstanding under the 2007 Senior Credit Facility was 8.09%.

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

Capital expenditures were $2.4 million (of which $2.1 million was purchased via cash and $0.3 million was purchased via a capital lease) for the three months ended March 30, 2008 and $0.5 million for the comparable prior year period. The expenditures primarily related to the refurbishment of the corporate office and the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

Because we rely on cash flow from operating activities as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from our inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

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

Contractual Obligations

In addition to the significant contractual obligations and other commitments described in our Annual Report on Form 10-K for the year ended December 30, 2007, we entered into a new capital lease obligation during the quarter ended March 30, 2008. The capital lease requires future payments of $310,000 over a 39-month period, with payments of $88,000 in 2008, $95,000 in 2009 and 2010 and $32,000 in 2011. There have been no other material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 30, 2007.

Critical Accounting Policies

In response to the Securities and Exchange Commission (SEC) Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit, as opposed to our previous view that the entire company represented one reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators and none were noted in the first three months of 2008. Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a non-cash charge to the condensed consolidated statement of operations.

•

For all acquisitions, we record the assets acquired and liabilities assumed at fair value. We utilize an independent third party accounting firm to determine if there were any intangible assets acquired in the acquisition, and if there were, they provide us with their respective fair values and useful lives. We record the fair values of the intangible assets separately identifiable from goodwill on our condensed consolidated balance sheet and amortize them over their estimated useful lives.

•

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. We adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) on January 1, 2007. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon implementing FIN No. 48, we did not recognize any liabilities for unrecognized tax benefits.

At March 30, 2008, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). We will continue to record a deferred tax liability and provision relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 30, 2007, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

•

Demand for healthcare staffing services could be significantly affected by the general level of economic activity as such activity is impacted by factors beyond our control (i.e.; inflation, recession, hurricanes, weather conditions, acts of war, etc.) and unemployment in the United States;

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

Additional information concerning these factors can be found in our filings with the SEC. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the 2007 Senior Credit Facility. As of March 30, 2008, we had borrowings of $65.2 million under the 2007 Senior Credit Facility that were subject to variable rates, with a blended rate of 7.73%. As of March 30, 2008, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.7 million on an annual basis.

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

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. We have had no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the Securities and Exchange Commission on March 6, 2008.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 8, 2008	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 8, 2008	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.