Form 10-Q
period 2008-06-29
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2008-08-07
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0865171
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

901 Yamato Road, Suite 110 Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,314,567 shares of common stock, par value $0.01 per share, were outstanding as of August 4, 2008.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 29, 2008	December 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,501	$1,898
Accounts receivable, net of allowance for doubtful accounts of $2,024 and $1,810 at June 29, 2008 and December 30, 2007, respectively	90,683	98,376
Prepaid expenses	2,555	2,642
Other current assets	2,730	2,887

Total current assets	100,469	105,803

Furniture and equipment, net of accumulated depreciation of $26,227 and $26,822 at June 29, 2008 and December 30, 2007, respectively	12,246	9,944
Goodwill	125,498	184,257
Intangible assets, net of accumulated amortization of $6,005 and $4,768 at June 29, 2008 and December 30, 2007, respectively	10,300	14,637
Other assets, net of accumulated amortization of $452 and $225 at June 29, 2008 and December 30, 2007, respectively	4,984	5,215

Total assets	$253,497	$319,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,687	$45,702
Accrued payroll and related liabilities	12,163	11,938
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligations	385	307

Total current liabilities	57,235	58,947
Long-term debt	123,250	128,185
Deferred income taxes	—	8,334
Capital lease obligations, net of current portion	389	53
Other liabilities	4,381	4,166

Total liabilities	185,255	199,685
Minority interest	402	402

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,315 and 30,286 issued and outstanding at June 29, 2008 and December 30, 2007, respectively	303	303
Additional paid-in capital	284,994	284,744
Accumulated other comprehensive loss	(1,967)	(1,738)
Accumulated deficit	(215,490)	(163,540)

Total stockholders’ equity	67,840	119,769

Total liabilities and stockholders’ equity	$253,497	$319,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service revenues	$143,029	$93,953	$288,252	$184,471
Cost of services rendered	107,361	70,923	217,528	140,406

Gross profit	35,668	23,030	70,724	44,065

Operating expenses:
Selling, general and administrative	29,875	19,279	59,184	39,139
Depreciation and amortization	1,554	893	3,046	1,791
Impairment of goodwill	59,817	—	59,817	—
Impairment of intangible assets	3,100	—	3,100	—

Income (loss) from operations	(58,678)	2,858	(54,423)	3,135
Minority interest in income of subsidiary	71	—	126	—
Interest expense, net	2,694	344	5,735	719

Income (loss) before provision for (benefit from) income taxes	(61,443)	2,514	(60,284)	2,416
Provision for (benefit from) income taxes	(8,717)	795	(8,334)	766

Net income (loss)	$(52,726)	$1,719	$(51,950)	$1,650

Basic net income (loss) per share	$(1.74)	$0.06	$(1.71)	$0.05

Diluted net income (loss) per share	$(1.74)	$0.06	$(1.71)	$0.05

Weighted average number of common shares outstanding:
Basic	30,315	30,262	30,314	30,261

Diluted	30,315	30,305	30,314	30,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 29, 2008	July 1, 2007
Operating activities
Net income (loss)	$(51,950)	$1,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	59,817	—
Intangible assets impairment charge	3,100	—
Depreciation and amortization	3,046	1,791
Amortization of debt issuance cost	227	61
Deferred income taxes	(8,334)	766
Provision (credit) for doubtful accounts	783	(243)
Stock-based compensation expense	250	16
Changes in operating assets and liabilities:
Accounts receivable	6,910	(4,116)
Prepaid expenses and other current assets	244	(594)
Other assets	4	(1,084)
Accounts payable and accrued expenses	(2,836)	4,615
Accrued payroll and related liabilities	225	(107)
Other liabilities	(14)	307

Cash provided by operating activities	11,472	3,062

Investing activities
Cash paid for acquisitions, net of cash acquired	—	(675)
Purchases of furniture and equipment, net	(2,627)	(990)
Capitalized internal software costs	(888)	(810)

Cash used in investing activities	(3,515)	(2,475)

Financing activities
Net repayments under revolving credit facility	(4,435)	(801)
Principal payments on term loan	(500)	—
Principal payments under capital lease obligations	(183)	(145)
Dividends paid to holders of minority interest in subsidiary	(236)	—
Proceeds from exercise of stock options	—	30

Cash used in financing activities	(5,354)	(916)

Net increase (decrease) in cash and cash equivalents	2,603	(329)
Cash and cash equivalents at beginning of period	1,898	527

Cash and cash equivalents at end of period	$4,501	$198

Supplemental disclosure of cash flow information:
Interest paid	$10	$21

Income taxes paid (refunded), net	$—	$(2)

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$5,584	$711

Purchases of equipment through capital leases	$596	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, both per diem and travel, in the United States (U.S.). The Company’s per diem healthcare staffing assignments (less than two weeks in duration) and its travel and contract-based healthcare staffing assignments (more than two weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. The shorter length local contract-based assignments are typically staffed by the Company’s per diem branches while the longer assignments are staffed by both its centralized travel offices and per diem branches. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

As of June 29, 2008, the Company provided its services through a network of over 110 branch locations around the U.S. and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent more than 99% of the Company’s consolidated revenue, with permanent placements representing less than 0.5%, for the three and six months ended June 29, 2008 and July 1, 2007.

In the third quarter of 2007, the Company acquired all of the interests of InteliStaf Holdings, Inc. (InteliStaf) and certain assets of AMR ProNurse (AMR). Through its acquisition of InteliStaf, the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC through a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

The condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (File No. 001-31299).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations/Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed. SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations (SFAS No. 141). Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are capitalized as a cost of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously, are effective for fiscal years, inclusive of the interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will implement the provisions of SFAS No. 141(R) and SFAS No. 160 in the fiscal year beginning December 29, 2008 and the future impact of adoption is not determinable at this time.

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1), which amends SFAS No. 157, Fair Value Measurements (SFAS No. 157), to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 and SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. Entities are required to apply FSP FAS 157-1 on the initial adoption of SFAS No. 157. The Company’s adoption of FSP FAS 157-1 in the fiscal year beginning December 31, 2007 did not have a material impact on its financial accounting and reporting.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will implement SFAS No. 161 in the fiscal year beginning December 29, 2008 and it does not believe adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles (GAAP). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will implement FSP FAS 142-3 in the fiscal year beginning December 29, 2008 and the Company does not believe adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will implement SFAS No. 162 in accordance with the effective date, which has yet to be determined. The future impact of the application of this provision is not determinable at this time.

3. FAIR VALUE OF ASSETS AND LIABILITIES

Effective with the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 157, which establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.

In accordance with FSP FAS 157-2, that was issued by the FASB in February 2008 and provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, the Company will implement SFAS No. 157 for those assets effective with the fiscal year beginning December 29, 2008. Non-financial assets and non-financial liabilities subject to the deferral include:

•	Non-financial assets and non-financial liabilities measured at fair value in a business combination or other new basis event, but not remeasured to fair value in subsequent periods;

•

Reporting units and indefinite-lived intangible assets measured at fair value for purposes of impairment testing, as these items are measured at fair value on a recurring basis but are not necessarily recognized in the financial statements at fair value;

•

Non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), as these items are measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but are not necessarily recognized in the financial statements at fair value; and

•

Non-financial assets or non-financial liabilities subject to fair value measurement under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

At June 29, 2008, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 10). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The Company had no financial assets that were impacted by SFAS No. 157. The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of June 29, 2008 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at June 29, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 29, 2008
Liability:
Derivative financial instrument	$—	$(1,967)	$—	$(1,967)

In the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, which provides entities the option to measure many financial instruments and certain other items at fair value. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

4. REVENUE RECOGNITION

The Company’s service revenues consist almost entirely of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management service (VMS) agreements) is the use of unaffiliated companies (associate partners) and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partner serves as a subcontractor. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel. In most instances, the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

Gross revenues of associate partners and net revenues recognized in the condensed consolidated statements of operations for the three and six months ended June 29, 2008 and July 1, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gross revenues of associate partners	$15,024	$7,587	$28,048	$13,148
Net revenues recognized	537	134	928	291

5. ACQUISITONS

During the six months ended June 29, 2008, the Company accrued approximately $1.0 million of additional consideration related to a 2007 acquisition regarding the achievement of certain financial results, all of which has been allocated to goodwill.

During the six months ended July 1, 2007, the Company paid approximately $0.7 million of additional consideration related to a 2005 acquisition regarding the achievement of certain financial results, all of which has been allocated to goodwill.

6. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company reviews its reporting units for impairment indicators on a quarterly basis. During the second quarter of 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected the Company’s second quarter results, the Company reassessed the forward-looking short-, mid- and long term growth rates, of its various reporting units. It was at this time that the Company believed an indicator of impairment might be present, as based on current information, the Company’s estimated future growth rates were now lower than what the Company had previously considered. Accordingly, the Company performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of its reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, the Company recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the three and six months ended June 29, 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, the Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. In the discounted cash flow model used in the second quarter of 2008 interim goodwill impairment testing, the Company lowered its projected growth rates for each of its reporting units. As future estimated growth rates were reduced, the Company believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s condensed consolidated statements of operations for the three and six months ended June 29, 2008.

7. RESTRUCTURING AND OTHER CHARGES

On August 7, 2007, the Company initiated a plan to restructure and integrate the operations of InteliStaf (IS Plan). The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its branches. As a result, in the third quarter of 2007, the Company recorded a pre-tax charge of $1.0 million related to severance costs and contract and lease termination fees. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of 2007 and $1.1 million recorded in the fourth quarter of 2007. Of the total restructuring accrual of $11.4 million, $10.4 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included in the aforementioned third quarter of 2007 pre-tax charge. No additional charges under the IS Plan were recorded during the first six months of 2008.

A breakdown of the $11.4 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Q4 2007 Additions	Cash Paid Through June 29, 2008	Accrued at June 29, 2008
Lease termination costs	$7,213	$—	$(3,059)	$4,154
Employee termination costs	3,104	1,136	(4,240)	—

Total	$10,317	$1,136	$(7,299)	$4,154	(1)

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

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

A breakdown of the 2006 Plan restructuring and other charges is as follows (in thousands):

	Initial Liability	Payments through June 29, 2008		Accrued at June 29, 2008
		Cash	Non-Cash
Employee termination costs	$1,537	$(1,332)	$(205)	$—
Lease termination costs	909	(840)	(65)	4
Office closing costs	240	—	(240)	—
Miscellaneous other costs	403	(116)	(287)	—

Total	$3,089	$(2,288)	$(797)	$4	(1)

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

8. LONG-TERM DEBT

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

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of June 29, 2008, $22.3 million was immediately available for borrowing under the Revolver as there were no borrowings outstanding under the Revolver, though $7.7 million of the Revolver’s capacity was being used for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases).

The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.5% at June 29, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (7.54% at June 29, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (8.95% at June 29, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three year hedging agreement using three month LIBOR rates, whereby it effectively locked in $62.5 million of the debt at a fixed rate of 4.975% (See Note 10) plus the applicable margin.

The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of June 29, 2008, the Company was in compliance with all covenants.

9. INCOME TAXES

At June 29, 2008, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period are not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. When applicable, a deferred tax liability and provision would be recorded relative to indefinite reversing temporary differences.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations for the years before 2004. The Company is not currently under any material examination by any state jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

10. INTEREST RATE SWAP

As aforementioned in Note 8, the Company’s 2007 Senior Credit Facility requires that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly, and fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the swap agreement at June 29, 2008 was $2.0 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ equity sections of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge.

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

11. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company’s net loss and unrealized gain (loss) on the derivative instrument for the three and six months ended June 29, 2008, and there were no components of comprehensive income other than the Company’s net income for the three and six months ended July 1, 2007. The following table sets forth the computation of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$(52,726)	$1,719	$(51,950)	$1,650
Other comprehensive income (loss):
Unrealized gain (loss) on derivative, net of taxes	1,629	—	(229)	—

Total comprehensive income (loss)	$(51,097)	$1,719	$(52,179)	$1,650

12. NET INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
(in thousands, except per share information)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator:
Numerator for basic and diluted net income (loss) per share	$(52,726)	$1,719	$(51,950)	$1,650

Denominator:

Denominator for basic net income (loss) per share	30,315	30,262	30,314	30,261
Effect of dilutive shares:
Employee stock options	—	43	—	80

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,315	30,305	30,314	30,341

Basic and diluted net income (loss) per share	$(1.74)	$0.06	$(1.71)	$0.05

For the three and six months ended June 29, 2008, approximately 2.0 million shares underlying options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For the three and six months ended July 1, 2007, approximately 1.7 million and 1.0 million shares underlying options, respectively, were excluded from the denominator for diluted net income per share as the impact of their conversion was anti-dilutive.

13. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended June 29, 2008 and July 1, 2007, the Company billed approximately $0.8 million and $0.7 million, respectively, for its services. During the six months ended June 29, 2008 and July 1, 2007, the Company billed approximately $1.4 million and $1.5 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both June 29, 2008 and December 30, 2007.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three and six months ended June 29, 2008 and July 1, 2007, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of less than $0.1 million at both June 29, 2008 and December 30, 2007.

The Company paid less than $0.1 million during each of the three and six months ended June 29, 2008 and July 1, 2007, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

14. CONTINGENCIES

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

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. In addition, reference should be made to our audited consolidated financial statements and accompanying notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. The discussion and analysis is organized as follows:

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 29, 2008 relative to the three and six months ended July 1, 2007 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of June 29, 2008.

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

Our centralized travel staffing and allied health staffing offices are national in scope and serve as our direct contact with our healthcare professionals and clients.

Another element of our staffing business is vendor management service (VMS) agreements, whereby we provide the client a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. In most instances, we are not liable for payment to the Associate Partner until we are paid by the facility.

Industry Trends

Service revenues have been under pressure due to a weak economy, tight credit market, and challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses though we have seen modest increases in bill rates over the last four quarters. Due to the worsening economic conditions, we believe that nurses in many households may become the primary wage earner, which could cause such nurses to potentially seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

We cannot predict when conditions will improve, but we remain confident in the long-term growth drivers of the industry. In a March 2004 report, the United States (U.S.) Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society and an increasing shortage of healthcare workers.

Acquisitions

We made no acquisitions in the first six months of 2008 and 2007.

Service Revenues

For the three and six months ended June 29, 2008 and July 1, 2007, temporary staffing services represented more than 99% of our consolidated revenues, with permanent placements representing less than 0.5%. For the three months ended June 29, 2008 and July 1, 2007, approximately 67% and 75%, respectively, of our revenues were derived from per diem nurse staffing, 18% and 4%, respectively, from travel nurse staffing and 15% and 21%, respectively, from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the three months ended June 29, 2008 and July 1, 2007, approximately 69% and 79%, respectively, of our revenues were generated through our per diem branch network (nurse staffing and local allied health staffing), 18% and 4%, respectively, from travel staffing and 13% and 17%, respectively, from allied health staffing.

For the six months ended June 29, 2008 and July 1, 2007, approximately 68% and 75%, respectively, of our revenues were derived from per diem nurse staffing, 18% and 4%, respectively, from travel nurse staffing and 14% and 21%, respectively, from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the six months ended June 29, 2008 and July 1, 2007, approximately 70% and 80%, respectively, of our revenues were generated through our per diem branch network (nurse staffing and local allied health staffing), 18% and 4%, respectively, from travel staffing and 12% and 16%, respectively, from allied health staffing.

Impairment of Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142), we review our reporting units for impairment indicators on a quarterly basis. During the second quarter of 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected our second quarter results, we reassessed our forward-looking short-, mid- and long term growth rates for our various reporting units. It was at this time that we believed an indicator of impairment might be present, as based on current information, our estimated future growth rates were now lower than what we had previously considered. Accordingly, we performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of our reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the three and six months ended June 29, 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we review all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. In the discounted cash flow model used in our second quarter of 2008 interim goodwill impairment testing, we lowered our projected growth rates for each of our reporting units. As future estimated growth rates were reduced, we believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset, to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the three and six months ended June 29, 2008.

Recent Accounting Pronouncements

Accounting for Business Combinations/Noncontrolling Interest

In December 2007, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. The acquiring entity in a business combination will be required to recognize all (and only) the assets acquired and liabilities assumed in the transaction using the acquisition-date fair value as the measurement objective for the assets acquired and liabilities assumed. SFAS No. 141(R) provides specific guidance on the recognition of acquisition costs, restructuring costs, contingencies and goodwill related to an acquisition, replacing previous guidance found in SFAS No. 141, Business Combinations (SFAS No. 141). Acquisition-related costs (i.e. due diligence costs, etc.) and restructuring costs (i.e. severance for acquiree’s terminated employees, lease termination costs, etc.) will now be required to be expensed in the period incurred as opposed to current guidance whereby the costs are capitalized as a cost of the acquisition. Contingent consideration (payments made conditioned on the outcome of future events) is to be recognized at the acquisition date, measured at its fair value at that date, rather than being recognized as an adjustment to the accounting for the business combination when the consideration is issued or becomes issuable. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling interest as equity transactions. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously, are effective for fiscal years, inclusive of the interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. We will implement the provisions of SFAS No. 141(R) and SFAS No. 160 in the fiscal year beginning December 29, 2008 and the future impact of adoption is not determinable at this time.

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1), which amends SFAS No. 157, Fair Value Measurements (SFAS No. 157), to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 and SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. Entities are required to apply FSP FAS 157-1 on the initial adoption of SFAS No. 157. Adoption of FSP FAS 157-1 in the fiscal year beginning December 31, 2007 did not have a material impact on our financial accounting and reporting.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will implement SFAS No. 161 in the fiscal year beginning December 29, 2008 and we do not believe adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other United States (U.S) generally accepted accounting principles (GAAP). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We will implement FSP FAS 142-3 in the fiscal year beginning December 29, 2008 and we do not believe adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We will implement SFAS No. 162 in accordance with the effective date, which has yet to be determined. The future impact of the application of this provision is not determinable at this time.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	75.1	75.5	75.5	76.1

Gross profit	24.9	24.5	24.5	23.9
Selling, general and administrative expenses	20.9	20.5	20.5	21.2
Depreciation and amortization expenses	1.0	1.0	1.0	1.0
Impairment of goodwill	41.8	—	20.8	—
Impairment of intangible assets	2.2	—	1.1	—

Income (loss) from operations	(41.0)	3.0	(18.9)	1.7
Minority interest in income of subsidiary	0.1	—	—	—
Interest expense, net	1.9	0.3	2.0	0.4

Income (loss) before provision for (benefit from) income taxes	(43.0)	2.7	(20.9)	1.3
Provision for (benefit from) income taxes	6.1	0.9	2.9	0.4

Net income (loss)	(36.9)	1.8	(18.0)	0.9

Comparison of Three Months Ended June 29, 2008 to Three Months Ended July 1, 2007

Service Revenues. Service revenues increased $49.0 million, or 52.2%, to $143.0 million for the three months ended June 29, 2008 as compared to $94.0 million for the comparable prior year period. The increase was due to a higher number of hours worked by professionals due in large part to the third quarter 2007 acquisitions of InteliStaf Holdings, Inc. (InteliStaf) and AMR ProNurse (AMR), as well as organic growth in our allied health staffing division.

Branch-based (local per diem nurse and allied health) staffing revenues increased $25.0 million, or 33.8%, to $99.2 million for the three months ended June 29, 2008 as compared to $74.2 million for the comparable prior year period. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR.

Revenues from our travel nurse staffing division increased $22.2 million, or 658.5%, to $25.6 million for the three months ended June 29, 2008 as compared to $3.4 million for the comparable prior year period. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf.

Revenues from our allied health staffing division increased $1.8 million, or 11.1%, to $18.2 million for the three months ended June 29, 2008 as compared to $16.4 million for the comparable prior year period. The increase was primarily due to an increase in the number of hours worked by professionals resulting from organic growth initiatives.

Cost of Services Rendered. Cost of services rendered increased $36.3 million, or 51.4%, to $107.3 million for the three months ended June 29, 2008 as compared to $71.0 million for the comparable prior year period. The increase was primarily due to the increased volume due to the InteliStaf and AMR acquisitions and organic growth in our allied health staffing division.

Gross Profit. Gross profit increased $12.7 million, or 54.9%, to $35.7 million for the three months ended June 29, 2008 as compared to $23.0 million for the comparable prior year period. The increase was primarily due to the increased volume resulting from the InteliStaf and AMR acquisitions and organic growth in our allied health staffing division. Gross margin for the three months ended June 29, 2008 was 24.9% as compared to 24.5% for the comparable prior year period, an increase of 40 basis points primarily attributable to a continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses increased to $29.9 million, or 20.9% of revenues, for the three months ended June 29, 2008, compared to $19.3 million, or 20.5% of revenues, for the comparable prior year period. The increase was primarily due to increased overhead costs associated with the larger per diem branch network and scale travel nurse division resulting from the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 29, 2008 was $1.6 million as compared to $0.9 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Impairment of Goodwill. Impairment of goodwill was $59.8 million for the three months ended June 29, 2008. During our quarterly review we assessed that there were indicators of potential impairment at our reporting units. An analysis was performed and we determined that goodwill at a number of our reporting units was impaired due to reduced projected operating results. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill.

Impairment of Intangible Assets. Impairment of intangible assets was $3.1 million for the three months ended June 29, 2008. Based on the results of the interim goodwill testing, we noted that an indicator was present for potential impairment of an intangible asset, trade names. We updated our analysis of the fair value of our trade name and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $3.1 million to recognize the impairment.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was less than $0.1 million for the three months ended June 29, 2008. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Interest Expense, Net. Interest expense, net, for the three months ended June 29, 2008 increased to $2.7 million from $0.3 million for the three months ended July 1, 2007. The increase was attributable to higher average outstanding borrowings, the proceeds of which were primarily used to finance the acquisitions of InteliStaf and AMR, and a higher weighted average interest rate resulting from the senior credit facility.

Provision for (Benefit From) Income Taxes. Our effective income tax benefit rate for the three months ended June 29, 2008 was 14.2%, as compared to an effective income tax rate of 31.6% for the comparable prior year period. The lower tax rate in 2008 was the result of the recording of the tax effect from the goodwill impairment charge causing the deferred tax liability to change to a deferred tax asset. As we are currently required to have a valuation allowance on our deferred tax assets, we established a full valuation allowance against the entire balance of the deferred tax asset, thereby reducing our income tax benefit for the three months ended June 29, 2008.

Net Income (Loss). As a result of the above, we had a net loss of $52.7 million for the three months ended June 29, 2008 as compared to net income of $1.7 million for the comparable prior year period.

Comparison of Six Months Ended June 29, 2008 to Six Months Ended July 1, 2007

Service Revenues. Service revenues increased $103.8 million, or 56.3%, to $288.3 million for the six months ended June 29, 2008 as compared to $184.5 million for the comparable prior year period. The increase was due to a higher number of hours worked by professionals due in large part to the third quarter 2007 acquisitions of InteliStaf and AMR as well as organic growth in our allied health staffing division.

Branch-based (local per diem nurse and allied health) staffing revenues increased $54.9 million, or 37.3%, to $201.9 million for the six months ended June 29, 2008 as compared to $147.0 million for the comparable prior year period. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR.

Revenues from our travel nurse staffing division increased $44.3 million, or 637.3%, to $51.2 million for the six months ended June 29, 2008 as compared to $6.9 million for the comparable prior year period. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf.

Revenues from our allied health staffing division increased $4.6 million, or 15.4%, to $35.2 million for the six months ended June 29, 2008 as compared to $30.6 million for the comparable prior year period. The increase was primarily due to an increase in the number of hours worked by professionals resulting from organic growth initiatives.

Cost of Services Rendered. Cost of services rendered increased $77.2 million, or 54.9%, to $217.6 million for the six months ended June 29, 2008 as compared to $140.4 million for the comparable prior year period. The increase was primarily due to the increased volume due to the InteliStaf and AMR acquisitions and organic growth in our allied health staffing division.

Gross Profit. Gross profit increased $26.6 million, or 60.5%, to $70.7 million for the six months ended June 29, 2008 as compared to $44.1 million for the comparable prior year period. The increase was primarily due to the increased volume resulting from the InteliStaf and AMR acquisitions and organic growth in our allied health staffing division. Gross margin for the six months ended June 29, 2008 was 24.5% as compared to 23.9% for the comparable prior year period, an increase of 60 basis points primarily attributable to a continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses increased to $59.2 million, or 20.5% of revenues, for the six months ended June 29, 2008, compared to $39.1 million, or 21.2% of revenues, for the comparable prior year period. The dollar increase was primarily due to increased overhead costs associated with the larger per diem branch network and scale travel nurse division resulting from the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 29, 2008 was $3.0 million as compared to $1.8 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Impairment of Goodwill. Impairment of goodwill was $59.8 million for the six months ended June 29, 2008. During our second quarter of 2008 we assessed that there were indicators of potential impairment at our reporting units. An analysis was performed and we determined that goodwill at a number of our reporting units was impaired due to reduced projected operating results. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill in the second quarter of 2008.

Impairment of Intangible Assets. Impairment of intangible assets was $3.1 million for the six months ended June 29, 2008. Based on the results of our second quarter interim goodwill testing, we noted that an indicator was present for potential impairment of an intangible asset, trade names. We updated our analysis of the value of our trade name and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $3.1 million to recognize the impairment.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was $0.1 million for the six months ended June 29, 2008. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Interest Expense, Net. Interest expense, net, for the six months ended June 29, 2008 increased to $5.7 million from $0.8 million for the six months ended July 1, 2007. The increase was attributable to higher average outstanding borrowings, the proceeds of which were primarily used to finance the acquisitions of InteliStaf and AMR, and a higher weighted average interest rate resulting from the senior credit facility.

Provision for (Benefit From) Income Taxes. Our effective income tax benefit rate for the six months ended June 29, 2008 was 13.8%, as compared to an effective income tax rate of 31.7% for the comparable prior year period. The lower tax rate in 2008 was the result of the recording of the tax effect from the goodwill impairment charge causing the deferred tax liability to change to a deferred tax asset. As we are currently required to have a valuation allowance on our deferred tax assets, we established a full valuation allowance against the entire balance of the deferred tax asset, thereby reducing our income tax benefit for the six months ended June 29, 2008.

Net Income (Loss). As a result of the above, we had a net loss of $52.0 million for the six months ended June 29, 2008 as compared to net income of $1.7 million for the comparable prior year period.

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

Historically, the number of temporary healthcare professionals on assignment typically increases from January through March followed by declines or minimal growth from April through December; however, in 2008 the anticipated increase in our travel division occurred later in the first quarter than expected. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken during the year-end holidays.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash flow provided by operations was $11.5 million for the six months ended June 29, 2008 as compared to $3.1 million for the six months ended July 1, 2007.

During the six months ended June 29, 2008, we used cash generated from operations to fund cash capital expenditures of $3.5 million and repay $4.9 million of outstanding borrowings under the 2007 Senior Credit Facility.

As of June 29, 2008, we had net working capital of $43.2 million as compared to $46.9 million as of December 30, 2007. The decrease was primarily due to a decrease in accounts receivable of $7.7 million, partially offset by an increase in cash and cash equivalents of $2.6 million and a decrease in accounts payable and accrued expenses of $2.0 million. Available borrowings under our 2007 Senior Credit Facility are an important component of our liquidity.

At January 1, 2007, we were a party to a senior credit facility that, as amended, provided for a $40.0 million revolving credit facility that was due to expire on September 29, 2009.

On July 2, 2007, we repaid all amounts outstanding under our prior senior credit facility and entered into a $155.0 million senior credit facility. The 2007 Senior Credit Facility is comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 Senior Credit Facility were used to finance the purchase price of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the extinguished senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf and AMR acquisitions and for general working capital purposes.

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of June 29, 2008, $22.3 million was immediately available for borrowing under the Revolver as there were no borrowings outstanding under the Revolver, though $7.7 million of the Revolver’s capacity was being used for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases).

The Revolver bears interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (7.5% at June 29, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (the variable portion is 5.95% and the fixed (hedged) portion is 8.48% at June 29, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (8.95% at June 29, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%. For the six months ended June 29, 2008, the weighted average interest rate for loans under our 2007 Senior Credit Facility was 8.44%. As of June 29, 2008, the blended rate for loans outstanding under the 2007 Senior Credit Facility was 7.83%.

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

Total capital expenditures were $4.1 million (of which $3.5 million was purchased via cash and $0.6 million was purchased via a capital lease) for the six months ended June 29, 2008 and $1.8 million for the comparable prior year period. The expenditures primarily related to the refurbishment of the corporate office and the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

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

Contractual Obligations

In addition to the significant contractual obligations and other commitments described in our Annual Report on Form 10-K for the year ended December 30, 2007, we entered into two new capital lease obligations of approximately $0.7 million during the six months ended June 29, 2008. The capital leases require remaining future payments of $0.1 million in 2008, $0.2 million in 2009 and 2010 and $0.1 million in 2011. Additionally, during the six months ended June 29, 2008, we repaid $4.9 million of our long-term debt obligations under the 2007 Senior Credit Facility. There have been no other material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the condensed consolidated statement of operations.

During the second quarter of 2008, we determined that goodwill at a number of our reporting units was impaired due to reduced discounted cash flow projections. As a result, for the quarter ended June 29, 2008, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the three and six months ended June 29, 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, we review all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. In the discounted cash flow model used in our second quarter of 2008 goodwill impairment testing, we lowered our projected growth rates for each of our reporting units. As future estimated growth rates were decreased, we believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the three and six months ended June 29, 2008.

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

At June 29, 2008, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the second quarter of 2008 impairment charge, our deferred tax liability as of the end of the first quarter changed to a deferred tax asset as of the end of the second quarter. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record income tax expense relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 30, 2007, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

•

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our financial condition or results of operations, we will evaluate the probability of an adverse outcome and provide accruals for such estimatable contingencies as necessary, if we become aware of such claims against us.

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

•

We have a substantial amount of goodwill on our balance sheet and should we record an impairment charge to our goodwill, it would have the effect of decreasing our earnings or increasing our losses, on a non-cash basis;

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the 2007 Senior Credit Facility. As of June 29, 2008, we had borrowings of $61.8 million under the 2007 Senior Credit Facility that were subject to variable rates, with a blended rate of 7.17%. As of June 29, 2008, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.6 million on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and the President and Chief Financial Officer, Kevin S. Little, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2008 we held our Annual Meeting of Stockholders, at which our stockholders voted on the following proposals:

A proposal to elect the following two Class I directors to serve until our 2011 Annual Meeting of Stockholders was approved as follows:

Nominee	In Favor	Withheld
Joel Ackerman	27,775,259	2,014,533
Anne Boykin, PhD, RN	27,661,129	2,128,663

Our directors who continue in office after the meeting are Philip A. Incarnati, Edward J. Robinson and David Wester, who are Class II directors, and Robert J. Adamson, David J. Wenstrup and C. Daryl Hollis, who are Class III directors.

An amendment to our 2001 Stock Incentive Plan to increase by 500,000 the aggregate number of shares of our common stock available for issuance under that plan to an aggregate amount of 3,274,499 shares of common stock was approved as follows:

In Favor	Withheld	Abstain
28,003,659	1,732,033	54,100

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

10.1+	Second Amendment to the Medical Staffing Network Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 3, 2008 (File No. 001-31299)).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 7, 2008	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: August 7, 2008	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.