Form 10-Q
period 2008-09-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2008-11-07
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,314,567 shares of common stock, par value $0.01 per share, were outstanding as of November 3, 2008.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	Sept. 28, 2008	Dec. 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,762	$1,898
Accounts receivable, net of allowance for doubtful accounts of $1,664 and $1,810 at September 28, 2008 and December 30, 2007, respectively	83,989	98,376
Prepaid expenses	2,316	2,642
Other current assets	3,142	2,887

Total current assets	98,209	105,803

Furniture and equipment, net of accumulated depreciation of $27,179 and $26,822 at September 28, 2008 and December 30, 2007, respectively	11,973	9,944
Goodwill	126,775	184,257
Intangible assets, net of accumulated amortization of $6,585 and $4,768 at September 28, 2008 and December 30, 2007, respectively	9,720	14,637
Other assets, net of accumulated amortization of $566 and $225 at September 28, 2008 and December 30, 2007, respectively	4,933	5,215

Total assets	$251,610	$319,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,253	$45,702
Accrued payroll and related liabilities	10,074	11,938
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligations	308	307

Total current liabilities	50,635	58,947

Long-term debt	123,000	128,185
Deferred income taxes	—	8,334
Capital lease obligations, net of current portion	314	53
Other liabilities	6,688	4,166

Total liabilities	180,637	199,685

Minority interest	402	402

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,315 and 30,286 issued and outstanding at September 28, 2008 and December 30, 2007, respectively	303	303
Additional paid-in capital	285,118	284,744
Accumulated other comprehensive loss	(1,887)	(1,738)
Accumulated deficit	(212,963)	(163,540)

Total stockholders’ equity	70,571	119,769

Total liabilities and stockholders’ equity	$251,610	$319,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Service revenues	$135,836	$154,690	$424,088	$339,161
Cost of services rendered	101,525	117,671	319,053	258,077

Gross profit	34,311	37,019	105,035	81,084

Operating expenses:
Selling, general and administrative	27,489	28,671	86,197	67,810
Depreciation and amortization	1,536	1,662	4,582	3,453
Restructuring and other charges	33	2,978	509	2,978
Impairment of goodwill	—	1,925	59,817	1,925
Impairment of intangible assets	—	—	3,100	—

Income (loss) from operations	5,253	1,783	(49,170)	4,918
Minority interest in income of subsidiary	83	83	209	83
Loss on early extinguishment of debt	—	278	—	278
Interest expense, net	2,643	3,346	8,378	4,065

Income (loss) before provision for (benefit from) income taxes	2,527	(1,924)	(57,757)	492
Provision for (benefit from) income taxes	—	(180)	(8,334)	586

Net income (loss)	$2,527	$(1,744)	$(49,423)	$(94)

Basic and diluted net income (loss) per share	$0.08	$(0.06)	$(1.63)	$—

Weighted average number of common shares outstanding:
Basic	30,315	30,262	30,314	30,262

Diluted	30,321	30,262	30,314	30,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007
Operating activities
Net loss	$(49,423)	$(94)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment charge	59,817	1,925
Intangible assets impairment charge	3,100	—
Depreciation and amortization	4,582	3,453
Amortization of debt issuance cost	341	174
Deferred income taxes	(8,334)	586
Provision for doubtful accounts	922	224
Loss on early extinguishment of debt	—	278
Stock-based compensation expense	374	75
Changes in operating assets and liabilities:
Accounts receivable	13,465	(6,614)
Prepaid expenses and other current assets	56	(1,470)
Other assets	(59)	(309)
Accounts payable and accrued expenses	(7,433)	2,919
Accrued payroll and related liabilities	(1,864)	(3,565)
Other liabilities	2,373	(148)

Cash provided by (used in) operating activities	17,917	(2,566)

Investing activities
Cash paid for acquisitions, net of cash acquired	(1,000)	(104,483)
Purchases of furniture and equipment, net	(2,650)	(1,517)
Capitalized internal software costs	(1,547)	(1,080)

Cash used in investing activities	(5,197)	(107,080)

Financing activities
Net repayments under revolving credit facility	(4,435)	(12,441)
Principal payments on term loan	(750)	—
Proceeds from issuance of term loans	—	125,000
Payments of debt issuance costs	—	(2,803)
Principal payments under capital lease obligations	(335)	(216)
Dividends paid to holders of minority interest in subsidiary	(336)	—
Proceeds from exercise of stock options	—	30

Cash provided by (used in) financing activities	(5,856)	109,570

Net increase (decrease) in cash and cash equivalents	6,864	(76)
Cash and cash equivalents at beginning of period	1,898	527

Cash and cash equivalents at end of period	$8,762	$451

Supplemental disclosure of cash flow information:
Interest paid	$30	$1,212

Income taxes paid (refunded), net	$—	$(2)

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$7,112	$711

Purchases of equipment through capital leases	$596	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, per diem, short term contracts and travel, in the United States (U.S.). The Company’s per diem healthcare staffing assignments (less than two weeks in duration), short term contract-based healthcare staffing assignments (more than two weeks in duration) and travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by the Company’s per diem branches while longer length assignments are staffed by both its centralized travel offices and per diem branches. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

As of September 28, 2008, the Company provided its services through a network of over 100 branch locations around the U.S. and considers each branch location to be a reporting unit. The Company has aggregated all branch operating results under one reportable segment as each branch, or reporting unit, has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent more than 99% of the Company’s consolidated revenue, with permanent placements representing less than 0.5%, for the three and nine months ended September 28, 2008 and September 30, 2007.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

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

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which provides a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (SFAS No. 157) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) (see Note 3). The purpose of this deferral is to allow the FASB time to consider the effects of the implementation issues that have arisen. FSP FAS 157-2 is effective on issuance and postpones the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. The Company will apply the effective-date deferral to its non-financial assets and non-financial liabilities that are subject to the deferral and it does not believe adoption of FSP FAS 157-2 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles (GAAP).

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will implement SFAS No. 161 in the fiscal year beginning December 29, 2008, and it does not believe adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company will implement FSP FAS 142-3 in the fiscal year beginning December 29, 2008, and the Company does not believe adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will implement SFAS No. 162 in accordance with the effective date, which is 60 days following the Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

3. FAIR VALUE OF ASSETS AND LIABILITIES

Effective with the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 157 and FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1). SFAS No. 157 establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 and SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases.

In accordance with FSP FAS 157-2, that was issued by the FASB in February 2008 and provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, the Company will implement SFAS No. 157 for those non-financial assets and non-financial liabilities effective with the fiscal year beginning December 29, 2008. Non-financial assets and non-financial liabilities that are subject to the deferral include:

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

•

Non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test under SFAS No. 142, as these items are measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but are not necessarily recognized in the financial statements at fair value; and

•

Non-financial assets or non-financial liabilities subject to fair value measurement under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

At September 28, 2008, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 10). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The Company had no financial assets that were impacted by SFAS No. 157. The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of September 28, 2008 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at September 28, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at Sept. 28, 2008
Liability:
Derivative financial instrument	$—	$(1,887)	$—	$(1,887)

4. REVENUE RECOGNITION

The Company’s service revenues consist almost entirely of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management services (VMS) agreements) is the use of unaffiliated companies (associate partners) and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partner serves as a subcontractor. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel. In most instances, the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

Gross revenues of associate partners and net revenues recognized in the condensed consolidated statements of operations for the three and nine months ended September 28, 2008 and September 30, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Gross revenues of associate partners	$17,324	$12,726	$45,372	$25,874
Net revenues recognized	676	531	1,604	822

5. ACQUISITONS

During the nine months ended September 28, 2008, the Company paid approximately $1.0 million of additional consideration related to AMR, a 2007 acquisition, regarding the achievement of certain financial results, all of which has been allocated to goodwill.

During the nine months ended September 30, 2007, the Company paid approximately $0.7 million of additional consideration related to a 2005 acquisition regarding the achievement of certain financial results, all of which has been allocated to goodwill.

In September 2007, the Company acquired certain assets of AMR for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million was held in escrow, with the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013.

In July 2007, the Company acquired all of the interests of InteliStaf for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million (of which $2.2 million was funded at the acquisition’s close in July 2007 and $1.0 million was returned to the Company in 2008), of which approximately $4.6 million was held in escrow, with no potential for additional consideration. In the beginning of the third quarter of 2008, the Company finalized the purchase accounting for the InteliStaf acquisition, resulting in an increase to goodwill of approximately $1.3 million.

6. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company reviews its reporting units for impairment indicators on a quarterly basis. During the second quarter of 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected the Company’s second quarter results, the Company reassessed its forward-looking short, mid and long term growth rates, of its various reporting units. The Company believed an indicator of impairment might be present, as based on information present in the second quarter of 2008, the Company’s estimated future growth rates were now lower than what the Company had previously considered. Accordingly, the Company performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of its reporting units was impaired due to the reduced projected operating results in future periods. As such, in the quarter ended June 29, 2008, the Company recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the nine months ended September 28, 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, the Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. In the discounted cash flow model used in the second quarter of 2008 interim goodwill impairment testing, the Company lowered its projected growth rates for each of its reporting units. As future estimated growth rates were reduced, the Company believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s condensed consolidated statements of operations for the nine months ended September 28, 2008.

In the third quarter of 2007, coinciding with branch closures associated with the plan to restructure and integrate the operations of InteliStaf (IS Plan), as discussed in Note 7, the Company concluded that the goodwill associated with four closed pre-acquisition branches was fully impaired. As a result, for the three and nine months ended September 30, 2007, the Company recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

7. RESTRUCTURING AND OTHER CHARGES

On August 7, 2007, the Company initiated the IS Plan. The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its pre-acquisition branches. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. As a result, in the third quarter of 2007, the Company recorded a pre-tax charge of $3.0 million, which was comprised of $1.0 million related to severance costs and contract and lease termination fees associated with the Company’s pre-acquisition branches and $2.0 million related to integration expenses for the InteliStaf acquisition. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of 2007 and $1.1 million recorded in the fourth quarter of 2007. In conjunction with the finalization of the purchase accounting for the InteliStaf acquisition (see Note 5), in the third quarter of 2008, the Company recorded additional lease termination fees under the IS Plan of $0.4 million as a liability.

Of the total restructuring accrual of $11.8 million, $10.8 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included within the aforementioned third quarter of 2007 pre-tax charge of $3.0 million, which can be found in the line item “Restructuring and other charges” on the Company’s statement of operations for the three and nine months ended September 30, 2007. A breakdown of the $11.8 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Q4 2007 Additions	Q3 2008 Additions	Cash Paid Through Sept. 28, 2008	Accrued at Sept. 28, 2008
Lease termination costs	$7,213	$—	$384	$(3,327)	$4,270
Employee termination costs	3,104	1,136	—	(4,240)	—

Total	$10,317	$1,136	$384	$(7,567)	$4,270	(1)

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

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

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of September 28, 2008, $7.7 million of the Revolver’s capacity was being used for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases). As there were no other borrowings outstanding under the Revolver, $22.3 million was available for borrowing, of which $13.9 million is immediately available.

The Revolver bears interest at either prime rate or LIBOR plus an applicable margin (7.5% at September 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (7.67% at September 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (9.29% at September 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three-year hedging agreement using three month LIBOR rates, whereby it effectively locked in $62.5 million of the debt at a fixed rate of 4.975% (See Note 10) plus the applicable margin.

The 2007 Senior Credit Facility is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require maintenance of certain financial ratios. As of September 28, 2008, the Company was in compliance with all covenants.

9. INCOME TAXES

At September 28, 2008, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period are not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. When applicable, a deferred tax liability and provision would be recorded relative to indefinite reversing temporary differences.

The tax effect resulting from the goodwill impairment charge the Company recorded in the second quarter of 2008 caused the deferred tax liability to change to a deferred tax asset. As the Company is currently required to have a valuation allowance on its deferred tax assets, the Company established a full valuation allowance against the entire balance of its deferred tax asset, thereby causing the Company to have no tax expense for the three months ended September 28, 2008. The Company will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations for the years before 2004. The Company is not currently under any material examination by the United States federal jurisdiction or any state jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

10. INTEREST RATE SWAP

As aforementioned in Note 8, the Company’s 2007 Senior Credit Facility requires that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly, and fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the 2007 Swap Agreement at September 28, 2008 was $1.9 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ equity sections of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge.

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

11. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company’s net income (loss) and unrealized gain (loss) on the derivative instrument for the three and nine months ended September 28, 2008 and September 30, 2007. The following table sets forth the computation of comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Net income (loss)	$2,527	$(1,744)	$(49,423)	$(94)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative, net of taxes	80	545	(149)	545

Total comprehensive income (loss)	$2,607	$(1,199)	$(49,572)	$451

12. NET INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
(in thousands, except per share information)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Numerator:
Numerator for basic and diluted net income (loss) per share	$2,527	$(1,744)	$(49,423)	$(94)

Denominator:

Denominator for basic net income (loss) per share	30,315	30,262	30,314	30,262
Effect of dilutive shares:
Employee stock options	6	—	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	30,321	30,262	30,314	30,262

Basic and diluted net income (loss) per share	$0.08	$(0.06)	$(1.63)	$—

For the three months ended September 28, 2008, approximately 2.0 million shares underlying options were excluded from the denominator for diluted net income per share as the impact of their conversion was anti-dilutive. For the nine months ended September 28, 2008, approximately 2.0 million shares underlying options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For both the three and nine months ended September 30, 2007, approximately 1.8 million shares underlying options were excluded from the denominator for diluted net income per share as the impact of their conversion was anti-dilutive.

13. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended September 28, 2008 and September 30, 2007, the Company billed approximately $0.8 million and $0.7 million, respectively, for its services. During each of the nine months ended September 28, 2008 and September 30, 2007, the Company billed approximately $2.2 million for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both September 28, 2008 and December 30, 2007.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three and nine months ended September 28, 2008 and September 30, 2007, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of less than $0.1 million at both September 28, 2008 and December 30, 2007.

The Company paid less than $0.1 million during each of the three and nine months ended September 28, 2008 and September 30, 2007, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

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

15. SUBSEQUENT EVENTS

On October 9, 2008 the Company announced that it had been notified by the New York Stock Exchange (NYSE) that it is no longer in compliance with the NYSE’s continued listing standards. The Company is considered below criteria for the continued listing standards because over a 30 trading-day period, its total market capitalization was less than $75 million and its most recently reported stockholders’ equity was less than $75 million. As of October 3, 2008, the Company’s 30 trading-day average market capitalization was $67.4 million, and in its quarterly report on Form 10-Q for the quarter ended June 29, 2008, the Company reported shareholders’ equity of $67.8 million. Under applicable NYSE procedures, the Company has 45 days from the receipt of the notice to submit a plan to the NYSE to demonstrate its ability to achieve compliance with the continuing listing standards within 18 months. The Company intends to submit such a plan.

On October 28, 2008, the Company realigned its per diem branch network. Due to technological advancements, recent VMS successes and an increased focus on local contract staffing (which the Company defines as assignments ranging two weeks or longer staffed by a local per diem branch), the Company consolidated its national branch footprint by closing 20 per diem locations where VMS and local contract business opportunities were less evident. As a result of the realignment, the Company eliminated 150 branch, corporate and operations personnel. In the fourth quarter of 2008, the Company will record a pre-tax charge of approximately $1.0 million related to severance costs and lease termination fees and a pre-tax non-cash charge of approximately $5.7 million to write-off the goodwill associated with these closed branches.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 28, 2008 relative to the three and nine months ended September 30, 2007 presented in the accompanying condensed consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of September 28, 2008.

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

Our per diem healthcare staffing assignments (less than two weeks in duration), short term contract-based healthcare staffing assignments (more than two weeks in duration) and travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by our per diem branches while longer length assignments are staffed by both the centralized travel offices and per diem branches. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

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

Another element of our staffing business is vendor management services (VMS) agreements, whereby we provide the facility a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. In most instances, we are not liable for payment to the Associate Partner until we are paid by the facility.

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

Acquisitions

We made no acquisitions in the first nine months of 2008.

We made two acquisitions in the first nine months of 2007. In September 2007, the Company acquired certain assets of AMR ProNurse (AMR) for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million was held in escrow, with the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013. In July 2007, the Company acquired all of the interests of InteliStaf Holdings, Inc. (InteliStaf) for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million (of which $2.2 million was funded at the acquisition’s close in July 2007 and $1.0 million was returned to us in 2008), of which approximately $4.6 million was held in escrow, with no potential for additional consideration. In the beginning of the third quarter, we finalized the purchase accounting for the InteliStaf acquisition, resulting in an increase to goodwill of approximately $1.3 million.

Service Revenues

For the three and nine months ended September 28, 2008 and September 30, 2007, temporary staffing services represented more than 99% of our consolidated revenues, with permanent placements representing less than 0.5%. For the three months ended September 28, 2008 and September 30, 2007, approximately 68% and 65%, respectively, of our revenues were derived from per diem nurse staffing, 17% and 21%, respectively, from travel nurse staffing and 15% and 14%, respectively, from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations. An increasing portion of our per diem division’s revenue is from local contracts (assignments more than 2 weeks). Approximately 25% of third quarter of 2008 per diem revenue was from local contracts.

For the three months ended September 28, 2008 and September 30, 2007, approximately 70% and 67%, respectively, of our revenues were generated through our per diem branch network (nurse staffing and local allied health staffing), 17% and 21%, respectively, from travel staffing and 13% and 12%, respectively, from allied health staffing.

For the nine months ended September 28, 2008 and September 30, 2007, approximately 68% and 71%, respectively, of our revenues were derived from per diem nurse staffing, 17% and 12%, respectively, from travel nurse staffing and 15% and 17%, respectively, from allied health staffing.

For the nine months ended September 28, 2008 and September 30, 2007, approximately 70% and 74%, respectively, of our revenues were generated through our per diem branch network (nurse staffing and local allied health staffing), 18% and 11%, respectively, from travel staffing and 12% and 15%, respectively, from allied health staffing.

Impairment of Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142), we review our reporting units for impairment indicators on a quarterly basis. During the second quarter of 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected our second quarter results, we reassessed our forward-looking short, mid and long term growth rates for our various reporting units. We believed an indicator of impairment might be present, as based on information available at the second quarter of 2008, our estimated future growth rates were now lower than what we had previously considered. Accordingly, we performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of our reporting units was impaired due to the reduced projected operating results in future periods. As such, in the quarter ended June 29, 2008, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the nine months ended September 28, 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we review all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. In the discounted cash flow model used in our second quarter of 2008 interim goodwill impairment testing, we lowered our projected growth rates for each of our reporting units. As future estimated growth rates were reduced, we believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset, to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the nine months ended September 28, 2008.

Coinciding with the third quarter of 2007 branch closures associated with the plan to restructure and integrate the operations of InteliStaf (IS Plan), we concluded that the goodwill associated with four closed pre-acquisition branches was fully impaired. As a result, for the three and nine months ended September 30, 2007, we recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

Restructuring and Other Charges

On August 7, 2007, we initiated the IS Plan. The objectives of the IS Plan were to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations. As part of the IS Plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our pre-acquisition branches. Additionally, we reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. As a result, in the third quarter of 2007, we recorded a pre-tax charge of $3.0 million, which was comprised of $1.0 million related to severance costs and contract and lease termination fees associated with our pre-acquisition branches and $2.0 million related to integration expenses for the InteliStaf acquisition. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of 2007 and $1.1 million recorded in the fourth quarter of 2007. In conjunction with the finalization of the purchase accounting for the InteliStaf acquisition, in the third quarter of 2008, we recorded additional lease termination fees under the IS Plan of $0.4 million as a liability.

Of the total restructuring accrual of $11.8 million, $10.8 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included within the aforementioned third quarter of 2007 pre-tax charge of $3.0 million, which can be found in the line item “Restructuring and other charges” on our statement of operations for the three and nine months ended September 30, 2007.

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

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which provides a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (SFAS No. 157) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB time to consider the effects of the implementation issues that have arisen. FSP FAS 157-2 is effective on issuance and postpones the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. We will apply the effective-date deferral to our non-financial assets and non-financial liabilities subject to the deferral and we do not believe adoption of FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles (GAAP).

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We will implement FSP FAS 142-3 in the fiscal year beginning December 29, 2008 and we do not believe adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We will implement SFAS No. 162 in accordance with the effective date, which is 60 days following the Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	74.7	76.1	75.2	76.1

Gross profit	25.3	23.9	24.8	23.9
Selling, general and administrative expenses	20.2	18.5	20.3	20.0
Depreciation and amortization expenses	1.2	1.1	1.1	1.0
Restructuring and other charges	—	1.9	0.1	0.9
Impairment of goodwill	—	1.2	14.1	0.5
Impairment of intangible assets	—	—	0.8	—

Income (loss) from operations	3.9	1.2	(11.6)	1.5
Minority interest in income of subsidiary	0.1	—	—	—
Loss on early extinguishment of debt	—	0.2	—	0.1
Interest expense, net	1.9	2.2	2.0	1.3

Income (loss) before provision for (benefit from) income taxes	1.9	(1.2)	(13.6)	0.1
Provision for (benefit from) income taxes	—	(0.1)	(1.9)	0.1

Net income (loss)	1.9	(1.1)	(11.7)	—

Comparison of Three Months Ended September 28, 2008 to Three Months Ended September 30, 2007

Service Revenues. Service revenues decreased $18.9 million, or 12.2%, to $135.8 million for the three months ended September 28, 2008 as compared to $154.7 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Branch-based (local per diem nurse and allied health) staffing revenues decreased $8.9 million, or 8.6%, to $95.3 million for the three months ended September 28, 2008 as compared to $104.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals.

Revenues from our travel nurse staffing division decreased $9.0 million, or 28.2%, to $23.0 million for the three months ended September 28, 2008 as compared to $32.0 million for the comparable prior year period. The decrease was primarily due to fewer travel nurses on assignment in 2008.

Revenues from our allied health staffing division decreased $1.0 million, or 4.9%, to $17.5 million for the three months ended September 28, 2008 as compared to $18.5 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by clinical research and rehabilitation professionals partially offset by a higher number of hours worked by laboratory, pharmacy and ambulatory professionals.

Cost of Services Rendered. Cost of services rendered decreased $16.2 million, or 13.7%, to $101.5 million for the three months ended September 28, 2008 as compared to $117.7 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Gross Profit. Gross profit decreased $2.7 million, or 7.3%, to $34.3 million for the three months ended September 28, 2008 as compared to $37.0 million for the comparable prior year period. The decrease was primarily due to the lower revenue base in the third quarter of 2008, partially offset by the decrease in the number of hours worked by professionals. Gross margin for the three months ended September 28, 2008 was 25.3% as compared to 23.9% for the comparable prior year period, an increase of 140 basis points primarily attributable to our continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $27.5 million, or 20.2% of revenues, for the three months ended September 28, 2008, compared to $28.7 million, or 18.5% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the cost reduction plan implemented at the end of the second quarter of 2008.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 28, 2008 was $1.5 million as compared to $1.7 million for the comparable prior year period. The decrease was primarily attributable to more assets becoming fully depreciated during 2008.

Restructuring and Other Charges. Restructuring and other charges for the three months ended September 28, 2008 was less than $0.1 million as compared to $3.0 million for the comparable prior year period. The amount represents the charges incurred with the IS Plan initiated on August 7, 2007 related to severance costs and contract and lease termination fees.

Impairment of Goodwill. Impairment of goodwill for the three months ended September 30, 2007 was $1.9 million. Coinciding with the IS Plan, we concluded that the goodwill associated with four closed pre-acquisition per diem branches was fully impaired.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was less than $0.1 million for the three months ended September 28, 2008 and September 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.3 million for the three months ended September 30, 2007. The non-cash charge was due to the writeoff of certain unamortized debt issuance costs in association with the July 2007 repayment of our previous senior credit facility.

Interest Expense, Net. Interest expense, net, for the three months ended September 28, 2008 decreased to $2.6 million from $3.3 million for the three months ended September 30, 2007. The decrease was attributable to lower average outstanding borrowings as a result of the repayment of all borrowings outstanding under our revolving senior credit facility and a lower weighted average interest rate on the senior credit facility.

Provision for (Benefit from) Income Taxes. The tax effect resulting from the goodwill impairment charge we recorded in the second quarter of 2008 caused the deferred tax liability to change to a deferred tax asset. As we are currently required to have a valuation allowance on our deferred tax assets, we established a full valuation allowance against the entire balance of the deferred tax asset, thereby causing us to have no tax expense for the three months ended September 28, 2008. We will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability. Our effective income tax benefit rate was 9.4% for the comparable prior year period.

Net Income (Loss). As a result of the above, we had net income of $2.5 million for the three months ended September 28, 2008 as compared to a net loss of $1.7 million for the comparable prior year period.

Comparison of Nine Months Ended September 28, 2008 to Nine Months Ended September 30, 2007

Service Revenues. Service revenues increased $84.9 million, or 25.0%, to $424.1 million for the nine months ended September 28, 2008 as compared to $339.2 million for the comparable prior year period. The increase was due to a higher number of hours worked by professionals due in large part to the third quarter 2007 acquisitions of InteliStaf and AMR as well as organic growth in our allied health staffing division.

Branch-based (local per diem nurse and allied health) staffing revenues increased $46.0 million, or 18.3%, to $297.2 million for the nine months ended September 28, 2008 as compared to $251.2 million for the comparable prior year period. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR.

Revenues from our travel nurse staffing division increased $35.2 million, or 90.4%, to $74.1 million for the nine months ended September 28, 2008 as compared to $38.9 million for the comparable prior year period. The increase was primarily due to an increase in the number of working travel nurses due to the acquisition of InteliStaf.

Revenues from our allied health staffing division increased $3.7 million, or 7.7%, to $52.8 million for the nine months ended September 28, 2008 as compared to $49.1 million for the comparable prior year period. The increase was primarily due to a higher number of hours worked by pharmacy, ambulatory, respiratory and laboratory professionals partially offset by a lower number of hours worked by clinical research and rehabilitation professionals.

Cost of Services Rendered. Cost of services rendered increased $61.0 million, or 23.6%, to $319.1 million for the nine months ended September 28, 2008 as compared to $258.1 million for the comparable prior year period. The increase was primarily due to the increased volume due to the InteliStaf and AMR acquisitions and organic growth in our allied health staffing division.

Gross Profit. Gross profit increased $23.9 million, or 29.5%, to $105.0 million for the nine months ended September 28, 2008 as compared to $81.1 million for the comparable prior year period. The increase was primarily due to the increased volume resulting from the InteliStaf and AMR acquisitions and organic growth in our allied health staffing division. Gross margin for the nine months ended September 28, 2008 was 24.8% as compared to 23.9% for the comparable prior year period, an increase of 90 basis points primarily attributable to a continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses increased to $86.2 million, or 20.3% of revenues, for the nine months ended September 28, 2008, compared to $67.8 million, or 20.0% of revenues, for the comparable prior year period. The dollar increase was primarily due to increased overhead costs associated with the larger per diem branch network and scale travel nurse division resulting from the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 28, 2008 was $4.6 million as compared to $3.5 million for the comparable prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Restructuring and Other Charges. Restructuring and other charges for the nine months ended September 28, 2008 was $0.5 million as compared to $3.0 million for the comparable prior year period. The fiscal year 2008 amount was comprised of $0.3 million related to costs incurred with the termination of an outsourcing program and $0.2 million of severance payments related to a second quarter initiative. The fiscal year 2007 amount represents the charges incurred with the IS Plan initiated on August 7, 2007 related to severance costs and contract and lease termination fees.

Impairment of Goodwill. Impairment of goodwill was $59.8 million for the nine months ended September 28, 2008. During our second quarter of 2008, we assessed that there were indicators of potential impairment at our reporting units. An analysis was performed and we determined that goodwill at a number of our reporting units was impaired due to reduced projected operating results. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. Impairment of goodwill for the nine months ended September 30, 2007 was $1.9 million. Coinciding with the IS Plan, we concluded that the goodwill associated with the closed per diem branches was fully impaired.

Impairment of Intangible Assets. Impairment of intangible assets was $3.1 million for the nine months ended September 28, 2008. Based on the results of our second quarter interim goodwill testing, we noted that an indicator was present for potential impairment of an intangible asset, trade names. We updated our analysis of the value of our trade name and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $3.1 million to recognize the impairment.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was $0.2 million for the nine months ended September 28, 2008 and less than $0.1 million for the nine months ended September 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.3 million for the nine months ended September 30, 2007. The non-cash charge was due to the writeoff of certain unamortized debt issuance costs in association with the July 2007 repayment of our previous senior credit facility.

Interest Expense, Net. Interest expense, net, for the nine months ended September 28, 2008 increased to $8.4 million from $4.1 million for the nine months ended September 30, 2007. The increase was attributable to higher average outstanding borrowings, the proceeds of which were primarily used to finance the acquisitions of InteliStaf and AMR, partially offset by a lower weighted average interest rate.

Provision for (Benefit From) Income Taxes. Our effective income tax benefit rate for the nine months ended September 28, 2008 was 14.4%, as compared to an effective income tax rate of 119.0% for the comparable prior year period. The change in the tax rate in 2008 was the result of the recording of the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset, resulting in an $8.3 million tax benefit as we have a full valuation allowance on our deferred tax assets.

Net Loss. As a result of the above, we had a net loss of $49.4 million for the nine months ended September 28, 2008 as compared to a net loss of $0.1 million for the comparable prior year period.

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

Cash flow provided by operations was $17.9 million for the nine months ended September 28, 2008 as compared to cash used in operating activities of $2.6 million for the nine months ended September 30, 2007.

During the nine months ended September 28, 2008, we used cash generated from operations to: fund investing activities of $5.2 million including cash capital expenditures of $4.2 million, fund financing activities of $5.8 million including repayment of $5.2 million of outstanding borrowings under the 2007 Senior Credit Facility and increase cash on hand by $6.9 million from $1.9 million at December 30, 2007 to $8.8 million at September 28, 2008.

As of September 28, 2008, we had net working capital of $47.6 million as compared to $46.9 million as of December 30, 2007. The increase was primarily due to an increase in cash and cash equivalents of $6.9 million and a decrease in accounts payable and accrued expenses of $8.3 million, partially offset by a decrease in accounts receivable of $14.4 million. Available borrowings under our 2007 Senior Credit Facility are an important component of our liquidity.

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

Pursuant to the terms of the 2007 Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of September 28, 2008, $7.7 million of the Revolver’s capacity was being used for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases). As there were no other borrowings outstanding under the Revolver, $22.3 million was available for borrowing, of which $13.9 million is immediately available.

The Revolver bears interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (7.5% at September 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (the variable portion is 6.29% and the fixed (hedged) portion is 8.48% at September 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest at either prime rate or LIBOR plus an applicable margin (9.29% at September 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 Senior Credit Facility, we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%. For the nine months ended September 28, 2008, the weighted average interest rate for loans under our 2007 Senior Credit Facility was 7.41%. As of September 28, 2008, the blended rate for loans outstanding under the 2007 Senior Credit Facility was 8.00%.

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

Total capital expenditures were $4.2 million (of which $3.6 million was purchased via cash and $0.6 million was purchased via a capital lease) for the nine months ended September 28, 2008 and $2.6 million for the comparable prior year period. The expenditures primarily related to the refurbishment of the corporate office and the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

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

Contractual Obligations

In addition to the significant contractual obligations and other commitments described in our Annual Report on Form 10-K for the year ended December 30, 2007, we entered into two new capital lease obligations of approximately $0.7 million during the nine months ended September 28, 2008. The capital leases require remaining future payments of $54,000 in 2008, $0.2 million in 2009 and 2010 and $0.1 million in 2011. Additionally, during the nine months ended September 28, 2008, we repaid $5.2 million of our long-term debt obligations under the 2007 Senior Credit Facility. There have been no other material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the condensed consolidated statement of operations.

During the second quarter of 2008, we determined that goodwill at a number of our reporting units was impaired due to reduced discounted cash flow projections. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the nine months ended September 28, 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, we review all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. In the discounted cash flow model used in our second quarter of 2008 goodwill impairment testing, we lowered our projected growth rates for each of our reporting units. As future estimated growth rates were decreased, we believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the nine months ended September 28, 2008.

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

At September 28, 2008, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the second quarter of 2008 non-cash goodwill impairment charge, our deferred tax liability as of the end of the first quarter changed to a deferred tax asset as of the end of the second quarter. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record income tax expense relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 30, 2007, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

•	Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business;

•	Our clients’ inability to pay for services could have an adverse impact on our net income and results of operations,

•	We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards;

•	Healthcare reform could negatively impact our business opportunities, revenues and margins;

•	We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability;

•	We are dependent on the proper functioning of our information systems;

•	Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations;

•	We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities;

•	Our profitability may be impacted by our ability to leverage our cost structure;

•	Our ability to recognize the benefits of the realignment of our per diem branch network, and the amount of costs, expenses, and charges related to the realignment of our per diem branch network;

•	Significant legal actions could subject us to substantial uninsured liabilities;

•	We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our temporary healthcare professionals;

•	If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected;

•	Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and recruitment personnel;

•	The loss of key senior management personnel could adversely affect our ability to remain competitive;

•	Our costs of providing housing for temporary healthcare professionals in our travel business may be higher than we anticipate and, as a result, our margins could decline;

•

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium;

•	We may fail to maintain our listing on the New York Stock Exchange (NYSE);

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the 2007 Senior Credit Facility. As of September 28, 2008, we had borrowings of $61.5 million under the 2007 Senior Credit Facility that were subject to variable rates, with a blended rate of 7.52%. As of September 28, 2008, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.6 million on an annual basis.

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

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. The following sets forth material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007:

We may fail to maintain our listing on the NYSE.

On October 6, 2008, we were notified by the NYSE that we are no longer in compliance with their continued listing standards. We are considered below criteria for the continued listing standards because over a 30 trading-day period, our total market capitalization was less than $75 million and our most recently reported stockholders’ equity was less than $75 million. Under applicable NYSE procedures, we have 45 days from the receipt of the notice to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continuing listing standards within 18 months. If we are unable to prepare a plan to achieve compliance that is acceptable to the NYSE, reasonably maintain the goals of the plan or achieve compliance with the continuing listing standards within 18 months, we will fail to maintain our listing on the NYSE. We cannot provide you assurance that we will be able to regain compliance with the NYSE continued listing standards.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 7, 2008	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 7, 2008	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.