Form 10-K
period 2008-12-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2009-03-13
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-31299

MEDICAL STAFFING NETWORK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0865171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 Yamato Road, Suite 110 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 322-1300

Securities registered pursuant to Section 12(b) of the Act

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01	OTCQX Pink Sheets

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $60,384,982.

As of March 2, 2009, there were 30,489,567 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 28, 2008.

All references to “Medical Staffing Network,” “we,” “us,” or “our,” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Caution Concerning Forward-Looking Statements.”

PART I

Item 1. Business

General Development of Business

We are a leading diversified temporary healthcare staffing company and the largest provider of per diem staffing services (staffing assignments of less than two weeks in duration) in the United States as measured by revenues. Our per diem staffing assignments place our professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Our travel and short term contract-based healthcare staffing assignments place our professionals at hospitals and other healthcare facilities across the country for assignments lasting more than two weeks. The short term contract-based assignments are typically staffed by our per diem branches while the longer length assignments are staffed by both the centralized travel offices and per diem branches. We believe we are also a leading provider, as measured by revenues, of radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists, or “allied health” professionals.

We serve our clients through what we believe to be the largest temporary healthcare staffing network in the United States, which was comprised as of December 28, 2008 of over 80 per diem branches that provide nurse staffing on a per diem basis in 38 states, though we service all 50 states through our travel nurse and allied health staffing divisions. Our extensive client base includes approximately 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our business has grown significantly since our founding in 1998. We call branches that we have opened since our inception “de novo” branches, as opposed to branches acquired from third parties. The majority of our branches were de novo branches as of December 28, 2008.

For the year ended December 28, 2008, we had revenues of $537.8 million and a loss from operations of $114.0 million, which included non-cash write-downs relating to the impairment of goodwill and intangible assets of $130.9 million. Our fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The year ended December 28, 2008 was a 52 week year. During the year ended December 28, 2008, 68% of our revenues came from our per diem nurse staffing (inclusive of short-term contracts) assignments, 18% came from our travel nurse staffing assignments and 14% came from our allied health staffing assignments.

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

We were organized as a Delaware corporation in 1998. Our predecessor corporation, Southeast Staffing Partners, Inc., a Florida corporation, was founded in June 1997.

For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this report. You also should review and consider the risks relating to our business and industry that we describe below under “Risk Factors”.

Industry Overview

The temporary nurse staffing market has two major components: per diem staffing and travel staffing. Per diem staffing is the largest sector of the temporary healthcare staffing industry, providing healthcare professionals for assignments of a single shift to two weeks, and is used to meet local labor shortages and openings due to holidays, vacations, illness and staff turnover, as well as daily and seasonal fluctuations in hospital volume. The per diem staffing market operates with many local operators and is highly fragmented. The per diem staffing model is also highly decentralized, requiring a local presence in every market served because these short-term staffing needs are typically filled on a local basis, and are typically dependent on the relationship that exists between local operators, local professionals and the local healthcare facilities. Local based contracts, which are more than two weeks in duration, are similar to travel contracts; however, these contracts are staffed by per diem branches.

In the travel staffing market, healthcare facilities hire travel nurses on a contracted, fixed-term basis to meet seasonal or other volume-driven fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel staffing companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. The travel staffing model utilizes a centralized approach in serving its clients.

Allied health staffing consists of highly specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. These professionals are staffed on both a per diem and travel basis.

Service revenues have been under pressure (particularly during the fourth quarter of 2008) due to an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the worsening economic conditions and high unemployment rate, we believe that nurses in many households may become the primary wage earner, which could cause such nurses to potentially seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary staffing industry. In a March 2004 report, the United States (U.S.) Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society and an increasing shortage of healthcare workers.

Description of the Business

We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, travel and short term contract-based nurses and allied health professionals. While we have a national presence, we operate on a local basis through an integrated network, which consisted of over 80 per diem branches in 38 states as of December 28, 2008, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Temporary Staffing Services Provided

The per diem staffing portion of our business provides nurses for assignments with durations ranging from a single shift to a two week assignment. We offer our clients all major classifications of nurses, including registered nurses and licensed practical nurses, across all specialties such as pediatric, geriatric, intensive care unit and cardiovascular. We provide per diem personnel to a variety of healthcare facilities including acute care hospitals, nursing homes, clinics and surgical and ambulatory care centers. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. The travel and short term contract-based staffing portion of our business provides nurses and surgical technicians to hospitals and other healthcare facilities across the country for assignments lasting more than two weeks in duration. The short term contract-based assignments are typically staffed by our per diem branches while the longer length assignments are staffed by both the centralized travel offices and per diem branches.

The allied health staffing portion of our business specializes in providing allied health professionals to hospitals, nursing homes, clinics and surgical ambulatory care centers and retail pharmacies, both on a per diem and a travel basis. We believe our allied health staffing business to be among the largest in the country as measured by revenues. Allied health staffing specialties that we staff include highly specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare specialists, or “allied health” professionals.

Another element of our staffing business is vendor management services (VMS) agreements. In our VMS agreements, we provide a client facility with a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

National Branch Network

We currently operate an integrated network, consisting of over 80 per diem branches located in 38 states as of December 28, 2008, as well as centralized travel staffing and allied health offices. Our per diem branches are organized into several geographic regions, each of which is coordinated by a regional director. Each per diem branch is responsible for covering a specific local geographic region. Our typical per diem branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator. The cost structure of our typical per diem branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have been able to develop a highly efficient branch management model that we believe is easily scalable to meet increasing demand.

Our centralized travel staffing and allied health offices are national in scope. These offices serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling, and sales and marketing.

Recruitment and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. We had an active pool of approximately 27,000 professionals in 2008. We typically attract new recruits via word of mouth referral. The majority of our senior operations management have nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and enhances our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

•

Flexible Staffing Assignments. We provide our professionals with the flexibility to tailor their schedules to accommodate lifestyle choices. There are many reasons why qualified healthcare professionals choose to work on a per diem or travel assignment basis, but most are motivated by the ability to balance their profession with their other responsibilities and interests. Our professionals are able to choose not only when they work but also where they work. Our scheduling systems are designed to place our professionals in facilities and shifts where they have had a productive and positive experience with our clients.

•

Competitive Benefits Package. We believe that we were the first per diem healthcare staffing company to offer a comprehensive benefits program for qualified per diem staff. Our program includes access to group discounted benefits such as health, dental, life, disability and general liability insurances for healthcare professionals who work for us for a specified minimum number of hours per month for more than one month.

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

•

Leading Continuing Educational Programs. We offer continuing education courses as a means to improve our pool of nurses as well as to maintain proper compliance. We have a unique relationship with Florida Atlantic University’s College of Nursing. Through this relationship, the College of Nursing faculty develops continuing education courses that we offer online through our website. Our nurses can obtain continuing education units (CEUs) that many states require and we are able through this portal to educate our nurses regarding changing technology and clinical practices. Our courses are fully accredited by the American Nurses Credentialing Center of Excellence and the Florida Board of Nursing.

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In 2008, we spent approximately 1% of our revenues on recruitment activities. Our recruitment activities include print advertisements in local newspapers and in trade journals, mailings, job postings, internet listings and solicitations at trade conventions.

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

Pre-employment Qualifications. All of our healthcare professionals undergo a rigorous screening process that includes requirements such as a minimum of one year of related work experience and the successful completion of written tests and skill checklists specific to their area of specialty. Each per diem applicant is typically interviewed in person by local branch personnel. We believe this sets us apart from our competitors, some of whom may not always conduct face-to-face interviews. Travel nursing and Allied candidates are interviewed by phone by trained recruiters that screen them for meeting MSN/InteliStaf Travel requirements. We also check prior work references, confirm the validity of the applicant’s professional license(s) and screen the applicant for any criminal activity. Furthermore, we typically perform drug screening to ensure total compliance with facility drug screening requirements. All of these standards comply with or exceed those required by the Occupational Safety & Health Administration (OSHA) and The Joint Commission.

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

In 2008, we completed The Joint Commission’s voluntary comprehensive certification review process to earn its Gold Seal of Approval for the third consecutive time. The Joint Commission is an independent, not-for-profit organization that evaluates the quality of safety and care for more than 15,000 health care organizations. We were the first national provider of per diem nursing services to achieve The Joint Commission’s Health Care Staffing Services Certification, which provides us with another competitive advantage in the per diem nursing staffing marketplace. The Joint Commission’s Gold Seal of Approval is recognized nationwide as a symbol of quality that reflects a commitment to meeting certain performance standards.

Sales and Marketing

We have developed a three pronged approach to our sales and marketing activities in order to address the different levels of decision makers at our clients’ facilities.

Our first level of business development and relationship management is with the purchasing manager, administrator(s) or chief nursing officer at a facility or group of facilities that we service. Commonly owned hospitals, nursing home chains and healthcare group alliances often purchase temporary staffing services for multiple facilities under a single contract, and a single person typically manages the selection process. A senior member of our staff, the regional director and, in certain circumstances, the Executive Vice President of Operations, negotiate contractual terms and pricing with such groups of facilities.

Our second level of business development and relationship management is with the director of nursing or a nurse/allied department manager who reviews our services from a clinical competency and quality hiring standards perspective. Our regional director and local branch manager establish, build and maintain relationships at this level.

Our third level of business development and relationship management is with the facility staffing coordinators and the after-hours and weekend supervisors who are the actual users of the services provided by our healthcare professionals. Our branch managers and local staffing coordinators regularly contact these buyers to coordinate the daily staffing and scheduling of personnel.

Information Systems

Our per diem branches use applications that are customized to our recruiting, regulatory, credentialing, scheduling and billing needs. These applications, and their supporting infrastructures, house and organize all of our client and employee information. Electronic files are maintained on local branch servers and backed up at a central data center, detailing historical and prospective requests for staffing. These files also contain facility specific procedures and protocols so that we can ensure that our healthcare professionals integrate quickly. Each employee’s electronic file contains the employee’s credentials, test scores, employment record and availability. This data enables our branch office staff to automatically match open requests with qualified candidates. We can typically fill a client staffing request in less than 15 minutes.

Our allied division uses a customized application to schedule, recruit, and track employees as well as client contracts and rates for long-term placements. The billing for Allied is generated through a series of imports. We have a reporting subsystem that allows us to track employee utilization and to ensure our employees have all credentials needed for any position they fill.

Our travel division uses applications to capture information regarding open travel assignments, contracts, contract requirements, rates and reimbursement information for our clients. It also has nurse testing results, credentials, preferences and travel information for our professionals. These applications store the information in a granular format that allows us to keep tabs on both billed and absorbed expenses specific to this activity.

Competition

The temporary healthcare staffing industry is highly competitive. We compete with national, regional and local firms to attract nurses and other healthcare professionals (collectively, temporary healthcare professionals) as well as to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to temporary healthcare professionals while they are on assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, quality and scope, price and geographic reach of our services.

The per diem market includes many local operators and is highly fragmented. The per diem staffing business requires a local presence in every market served, since it is important that a relationship exists between the local branch and the healthcare facilities that it services. We believe, however, that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the temporary healthcare staffing industry. Larger and more established firms have a critical mass of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services, which are cash flow intensive, to healthcare providers. As a result, we believe that sizable and established firms such as ours have had a significant advantage over small participants.

Some of our large competitors in the temporary healthcare staffing industry include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., On Assignment, Inc., and MedFinders, Inc.

Professional Liability Insurance

We maintain a professional liability insurance policy for losses in excess of $1.0 million for each “wrongful act” associated with professional liability. We believe this is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with many of our clients which state that we will indemnify and defend the client for claims arising from our independent negligent acts or negligent omissions. A majority of such agreements are reciprocal.

Trademarks and Service Marks

The Company, or its subsidiaries, has registered various trademarks at the U.S. Patent and Trademark Office (“USPTO”), including, among others, MSN MEDICAL STAFFING NETWORK, INC. (and Design)®, PHARMSTAFF (and Design)®, PHARMSTAFF® and INTELISTAF HEALTHCARE® and INTELISTAF HEALTHCARE (stylized)®. Further, the Company, and/or its subsidiaries, are in the process of registering MSN MEDICAL STAFFING NETWORK (and Design) SM, PHARMSTAFF A MEDICAL STAFFING NETWORK COMPANY (and Design) SM, and ONESOURCE SM with the USPTO. Certain of the Company’s subsidiaries use unregistered service marks, including AMR SM and ADVANCED MEDICAL RESOURCES SM.

A federally registered trademark in the United States is effective for ten years subject to a required filing and our continued use of the mark, with the right of perpetual renewal. A federally registered trademark provides a presumption of validity and ownership of the mark by us in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. We intend to continue to renew those registrations that we believe are material to our operations.

Government Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations relating to professional licensure, conduct of operations, payment for services and payment for referrals. The laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. Our business, however, is not directly impacted by or subject to the laws and regulations that generally govern the healthcare industry, because we provide services on a contract basis and are paid directly by our hospital and other healthcare facility clients.

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Temporary Healthcare Staffing License including but not limited to the following jurisdictions in which we do business that require such licenses: Connecticut, District of Columbia, Florida, Illinois, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, North Carolina, Rhode Island and Washington.

Most of our temporary healthcare professionals are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our professionals possess all necessary licenses and certifications in all material respects. These steps include: (i) obtaining from each employee an original version of a state issued license; (ii) validation of each employee’s identity through government issued photo identification; (iii) verification of each employee’s license with the applicable state board prior to assignment; and, (iv) maintaining a copy of the license in the employee’s personnel file and monitoring expiration dates through our various information systems applications.

Seasonality

Due to the regional and seasonal fluctuations in the patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and/or summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by minimal growth or declines from April through December; however, in 2008, the anticipated increase in our travel division occurred later in the first quarter than expected. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Impact of Current Economic Conditions on our Business

Our business, and the business of many of our competitors, is currently being negatively impacted by difficult economic conditions in the markets in which we operate. We cannot provide any assurance as to when we expect these conditions to stabilize.

Employees

As of December 28, 2008, we had approximately 1,200 branch, regional operations and corporate office employees. In addition, during 2008, we employed approximately 27,000 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

Generally, our per diem and travel staff are our employees. However, our certified registered nurse anesthetists and anesthesiologists are independent contractors. We have not entered into any long-term employment agreements with any of our healthcare professionals.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge in the “Investor Relations” section of our website at www.msnhealth.com. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Such reports are also available, free of charge, from the SEC’s EDGAR database at www.sec.gov.

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

During the fourth quarter of 2008, we completed a plan to realign our per diem nurse staffing division whereby certain per diem branches were closed and certain operations and corporate staff were eliminated. In response to our recent VMS successes and an increased focus on local contract staffing, the realignment consolidated our national branch footprint by closing branches where VMS and local contract business opportunities were less evident.

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

We believe that high unemployment rates cause nurses in many households to become primary wage earners, which in turn causes them to seek more traditional full-time employment. Should unemployment rates continue to increase, it could be more difficult for us to recruit nurses to become our employees.

Demand for healthcare staffing services could be significantly affected by the general level of economic activity and unemployment or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) in the United States.

When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying off full-time employees. In addition, we experience more competitive pricing pressure during periods of economic downturn.

The current recession and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our temporary staffing services.

The disruptions that the financial markets are currently undergoing have led to unprecedented governmental intervention on an emergency basis. The results of these actions have been unclear, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us, our customers and the operations of corporate entities generally in the United States.

There are significant expectations that there may be legislative changes in the next few years that fundamentally impact the healthcare industry. We cannot assess the impact that any such future changes may have on our customers and, as a result, on our business. We also cannot assess how, and whether, the recently enacted fiscal stimulus bill will impact our business and our industry.

Our ability to borrow under our credit facility may be limited.

We amended our senior credit facility on March 12, 2009 (Amended and Restated Senior Credit Facility). The Amended and Restated Senior Credit Facility provides for an $18.0 million revolving senior credit facility (Revolver), an $81.0 million senior secured term loan (1st Term Loan) and a $25.0 million senior secured second term loan (2nd Term Loan). Our ability to borrow in the future under the Revolver is based upon our compliance with certain financial covenants, including consolidated leverage ratios and consolidated fixed charge coverage ratios. Additionally, if covenant violations were to occur in the future and the lenders do not agree to modify the covenants or waive such violations, it could result in the acceleration of the maturity date of all of our debt. In both of these circumstances it could have a material adverse impact on our business and financial condition.

Our profitability may be impacted by our ability to leverage our cost structure.

We have technology, operations and human capital infrastructures in place to support both our current business operations and future growth. If our business does not grow, we may be unable to reduce costs which could adversely affect our results of operations.

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our largest competitors are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., On Assignment, Inc. and MedFinders, Inc. Some of our competitors may have greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients. Furthermore, our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

Our business depends upon our continued ability to secure and fill new orders from our hospital and healthcare facility clients, because we do not have long-term agreements or exclusive contracts with them.

We do not have long-term agreements or exclusive guaranteed order contracts with the vast majority of our hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

Reacting to concerns over agency utilization in prior years, hospitals and other healthcare facilities have devised strategies to reduce agency expenditure and limit overall agency utilization. If current pressures to control agency usage continue and escalate, we and our industry will have fewer business opportunities, which could harm our business.

Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business.

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare facility clients. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their own employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our hospital and healthcare facility clients also fluctuates due to the seasonality and the timing of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

Our clients’ inability to pay for services could have an adverse impact on our results of operations and cash flows.

We maintain an allowance for estimated losses resulting from the potential inability of our customers to make required payments, which results in a provision for doubtful accounts. If the financial condition of our customers, or VMS providers (in our role as a subcontractor in dozens of VMS agreements), were to deteriorate, resulting in an inability to make payments, we could be required to record additional allowances for doubtful accounts, which would negatively impact our results of operations and cash flow.

Healthcare reform could negatively impact our business opportunities, revenues and margins.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. The U.S. Congress has, in recent years, considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. Further, the Obama administration is likely to propose a comprehensive healthcare reform bill. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses and allied professionals. If this were to occur, we would have fewer business opportunities, which could adversely affect our business.

Several state governments have also attempted to control increasing healthcare costs. For example, the State of Massachusetts has implemented a regulation that limits the hourly rate billable by temporary nurse staffing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. The State of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary healthcare staffing companies may charge. Any such current or proposed laws could impact our business, revenues and results of operations.

Further, third party payers, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our staffing services.

Finally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. The State of California has already enacted such legislation and several other states have similar legislation pending. This legislation could ultimately have a potential impact on our business, revenues and results of operations.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

Since the inception of the Sarbanes-Oxley Act of 2002, we spend an increasing amount of management’s time and resources (both internal and external) to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. This compliance requires management’s annual review and evaluation of our internal control systems, and attestation of the effectiveness of these systems by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing the reviews and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could adversely impact our business.

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

The Joint Commission has created a set of quality and compliance standards by which to certify healthcare staffing providers. Healthcare staffing companies can apply to be reviewed by The Joint Commission to ensure that they are compliant with the standards. Healthcare facilities could potentially use only those providers that obtain certification. In that regard, we completed the voluntary certification process in 2008 and received The Joint Commission’s Gold Seal of Approval for the third consecutive time. Upon subsequent review (which in the future will occur biannually), should we not meet the standards created by The Joint Commission it could potentially adversely affect our business.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments. These systems also track regulatory credentialing expirations and other relevant client and healthcare information. They also perform payroll, billing and accounts receivable functions. Our information systems while fully backed up are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and staffing records reliably, pay our staff in a timely fashion and bill for services efficiently.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Since our founding in 1998, we have completed 30 acquisitions. Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, there are restrictive covenants in our Amended and Restated Senior Credit Facility, including a covenant that requires us to obtain approval from our lenders for all acquisitions, which may limit our ability to complete desirable acquisitions. If we are unable to secure necessary financing under our credit facility or otherwise, we may be unable to complete desirable acquisitions.

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

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions might involve large claims and cause us to incur significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals. In some instances, we are required to indemnify our hospital and healthcare facility clients against some or all of these risks. A failure of any of our employees or temporary healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. We retain the first $1.0 million, per occurrence, of risk associated with professional liability. We maintain a professional liability insurance policy for losses in excess of this per occurrence amount. Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

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

We provide for certain types of risk management coverage through a program that is partially self-insured. We retain the first $1.0 million, per occurrence, of risk associated with professional liability claims. In addition, we retain the first $0.5 million, per occurrence, of risk associated with workers compensation claims. We also provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial professional liability, workers compensation claims and/or medical coverage liabilities, our financial results may be adversely affected.

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

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, which consists of Robert J. Adamson, Kevin S. Little, Lynne Stacy-Mathews, Jan Casford, Patricia Layton and Jeffrey Yesner. We only have employment contracts with two of these individuals, and if any members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 28, 2008, we had $59.9 million of goodwill on our consolidated balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 28, 2008, goodwill represented approximately 34% of our total assets. This goodwill is what remains on our balance sheet after writing off $126.7 million of goodwill in 2008 because it was impaired.

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

During the second quarter of 2008, we reassessed our growth rates due in large part to the weak economy. Accordingly, we performed an interim goodwill impairment test and determined that goodwill was impaired at a number of our reporting units. As a result, we recorded a non-cash charge of $59.8 million in the second quarter of 2008.

Additionally, coinciding with the branch closures associated with our per diem branch network realignment, we recorded a non-cash impairment charge of $5.8 million in the fourth quarter of 2008 to write off the associated goodwill.

In accordance with SFAS No. 142, we performed our annual review for impairment during the fourth quarter of fiscal year 2008 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. Based on the analysis, impairment was noted at a number of reporting units in fiscal year 2008. Accordingly, a charge to our recorded goodwill of $61.1 million was recorded in the fourth quarter of 2008 in the line item “impairment of goodwill” on the consolidated statement of operations. Contributing to the fiscal year 2008 impairment charge was the reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of the Company. Each of the reporting units that took an impairment charge as a result of the fourth quarter 2008 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. We will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year. On a quarterly basis, we will review our reporting units for impairment indicators. If branches are not achieving their expected operating results, additional analysis may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.

Should we decide to close one or more of our reporting units, the associated goodwill will be written off with a non-cash charge to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record additional impairment charges, our stock price could also be adversely affected.

Our costs of providing housing for temporary healthcare professionals in our travel business may be higher than we anticipate and, as a result, could adversely affect our margins in this business.

We currently have approximately 200 apartments on lease throughout the United States that are used for housing for temporary healthcare professionals. If the costs of renting apartments and furniture for our temporary healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent that the length of a nurse’s or other professional’s housing lease exceeds the term of the nurse’s or other professional’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last thirteen weeks but can range up to 52 weeks in duration. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may have to forego otherwise profitable opportunities.

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

Our executive officers and directors (including their affiliates) control approximately 51% of our outstanding common stock. Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus), owns approximately 48% of our common stock and currently has a representative on our Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Warburg Pincus has the right under our stockholders agreement to propose for nomination two persons to our Board of Directors. Any person proposed for appointment to the Board by Warburg Pincus will be subject to the determination of the Company’s Nominating and Corporate Governance Committee that such person is qualified to serve on the Company’s Board of Directors. As a result of this share ownership and representation on our Board of Directors, our principal stockholders will be able to influence all affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of our executive officers, directors and principal stockholders may differ from the interests of the other stockholders.

Warburg Pincus and certain significant stockholders have demand registration rights to cause us to file, at any time and at our expense, a registration statement under the Securities Act of 1933, as amended (the Securities Act) covering resales of their shares. These shares represent a majority of our outstanding common stock, or approximately 14.5 million shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

If provisions in our corporate documents and Delaware law delay or prevent a change in control of our company, we may be unable to consummate a transaction that our stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our Board of Directors or stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 15 million shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Applicable Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

The delisting of our common stock from the NYSE could have a negative impact on our business.

Our common stock was delisted from the New York Stock Exchange in December 2008. Our delisting may impact the market liquidity of our common stock, our ability to raise capital, and general issues regarding the perception of our company in the marketplace.

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

Some specific factors that may have a significant effect on our common stock market price include, but are not limited to,:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	actual or anticipated changes in healthcare policy in the United States and internationally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our ability to stay in compliance with credit facility covenants;

•	our inability to raise additional capital when and if it is required for use in our business;

•	conditions of other healthcare staffing companies or the medical staffing industry generally;

•	conditions of our healthcare provider company clients; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the healthcare staffing industry generally.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 38 states and over 80 locations as of December 28, 2008. The facilities at our headquarters and at each of our locations are leased. The lease to our corporate headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. As of December 28, 2008, we have one material operating lease (our corporate headquarters).

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE) or the Pink OTCQX Markets (OTCQX).

	High	Low
2007:
First Quarter	$7.22	$5.51
Second Quarter	$6.33	$4.71
Third Quarter	$5.95	$4.91
Fourth Quarter	$6.35	$4.67
2008:
First Quarter	$6.52	$4.56
Second Quarter	$5.17	$3.95
Third Quarter	$4.03	$1.50
Fourth Quarter	$1.98	$0.14

Our common stock trades on the OTCQX Pink Sheets under the symbol “MSNW.PK”. Prior to December 15, 2008, our common stock traded on the NYSE under the symbol “MRN”. Prior to our April 2002 initial public offering, there was no public trading market for our common stock.

As of March 2, 2009, there were 21 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Our Amended and Restated Senior Credit Facility prohibits us from declaring or paying any cash dividends on our common stock without the consent of our lenders. Further, any payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 28, 2008.

The following table provides securities authorized for issuance under our equity compensation plans as of December 28, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,972,409	$6.63	1,248,704

Equity compensation plans not approved by security holders (2)	45,086	$2.18	—

Total	2,017,495	$6.53	1,248,704

(1)	Includes options granted pursuant to our 2001 Stock Incentive Plan.
(2)	Includes options granted pursuant to our 1999 Plan, which has been frozen by the Board of Directors, such that no further options will be granted thereunder. For additional information, see our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

The following stock performance graph compares the cumulative total stockholder return on our common stock against the cumulative total stockholder return on stock included in the S&P 500 index and on stock of three peer issuers selected on an industry basis (AMN Healthcare, Inc. (AHS), Cross Country Healthcare, Inc. (CCRN) and On Assignment, Inc. (ASGN)) for the five fiscal year period ending December 28, 2008. The graph assumes that the value of the investment in our common stock and each index was $100 on December 28, 2003 and assumes reinvestment of all dividends.

	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08
Medical Staffing Network Holdings, Inc.	$100.00	$80.19	$51.79	$56.71	$58.84	$1.55
S&P 500	100.00	110.42	115.77	129.42	134.91	79.64
Peer Group	100.00	108.37	130.78	166.15	103.94	59.79

Item 6. Selected Financial Data

The selected Consolidated Statements of Operations data for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 and the selected Consolidated Balance Sheet data as of December 28, 2008 and December 30, 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected Consolidated Statements of Operations data for the years ended December 25, 2005 and December 26, 2004 and the selected Consolidated Balance Sheet data as of December 31, 2006, December 25, 2005, and December 26, 2004 are derived from our audited consolidated financial statements not included in this report. Each of the years presented included 52 weeks of operations with the exception of the year ended December 31, 2006 which included 53 weeks.

In the following tables, we provide you with select consolidated financial data and other operating information of Medical Staffing Network Holdings, Inc. and its consolidated subsidiaries. These tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes. Historical results are not necessarily indicative of future results.

	Fiscal Years Ended
	2008	2007(1)	2006	2005(2)	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$537,814	$482,339	$385,450	$402,507	$417,058
Cost of services rendered	403,689	366,040	299,374	314,341	327,075

Gross profit	134,125	116,299	86,076	88,166	89,983
Selling, general and administrative expenses	109,398	95,839	75,619	81,087	82,067
Depreciation and amortization expenses	6,146	4,665	3,913	5,259	6,316
Impairment of goodwill(3)(4)	126,675	2,621	31,753	—	—
Impairment of intangible assets(5)	4,200	—	—	—	—
Restructuring and other charges(6)	1,673	3,167	3,089	512	—

Income (loss) from operations	(113,967)	10,007	(28,298)	1,308	1,600
Minority interest in income of subsidiary(7)	246	164	—	—	—
Loss on early extinguishment of debt(8)	—	278	79	—	—
Interest expense, net	11,016	7,302	2,446	2,767	3,541

Income (loss) from continuing operations before provision for (benefit from) income taxes	(125,229)	2,263	(30,823)	(1,459)	(1,941)
Provision for (benefit from) income taxes	(8,334)	3,320	(3,826)	(660)	(615)

Net loss	$(116,895)	$(1,057)	$(26,997)	$(799)	$(1,326)

Basic and diluted net loss per share	$(3.86)	$(0.03)	$(0.89)	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	30,314	30,263	30,249	30,233	30,228

Other Operating Data:
Number of per diem branches at year end	81	118	107	120	126

	As of Fiscal Years Ended
	2008	2007(1)	2006	2005(2)	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,344	$1,898	$527	$42	$345
Total assets	173,929	319,856	171,151	204,916	210,903
Total liabilities and minority interest	172,242	200,087	48,824	55,668	60,877
Total common stockholders’ equity	1,687	119,769	122,327	149,248	150,026

(1)	Includes results of operations of InteliStaf and AMR from July 3, 2007 and September 8, 2007, respectively, the dates we assumed control of the acquired companies.
(2)	Includes results of operations of Quality Medical Professionals (QMP) and Winnertech from April 1, 2005 and December 1, 2005, respectively, the dates we assumed control of the acquired companies.
(3)	During the second quarter of 2008, we reassessed our projected growth rates due in large part to the weak economy. Accordingly, we performed an interim goodwill impairment test and determined that goodwill was impaired at a number of our reporting units. As a result, we recorded a non-cash charge of $59.8 million in the second quarter of 2008. Coinciding with the branch closures associated with our per diem branch network realignment (see Note 6 below), we recorded a non-cash impairment charge of $5.8 million in the fourth quarter of 2008 to write off the associated goodwill. Coinciding with the branch closures associated with the InteliStaf restructuring initiative (see Note 6 below), in the third quarter of fiscal year 2007, we recorded an impairment charge of $1.9 million to write off the associated goodwill. During the first quarter of fiscal year 2006 we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative (see Note 6 below).
(4)	During the fourth quarter of fiscal years 2008, 2007 and 2006, we completed our annual impairment test and determined that there was an impairment to our recorded goodwill in each year by using a combination of market multiples, comparable transaction and discounted cash flow methods. Contributing to the fiscal year 2008 impairment charge was a reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of our company. Contributing to the fiscal year 2007 impairment charge was reduced current and projected operating results at a number of per diem branches. Contributing to the fiscal year 2006 impairment charge were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded non-cash impairment charges of $61.1 million, $0.7 million and $28.6 million, respectively, in the fourth quarter of fiscal years 2008, 2007 and 2006.
(5)	Based on the results of our interim and annual goodwill testing in 2008, we noted that an indicator was present for potential impairment of an intangible asset, trade names. We updated our analyses of the value of our trade name and noted that the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $4.2 million ($3.1 million and $1.1 million in the second and fourth quarters of 2008, respectively) to recognize the impairment.
(6)	In the first quarter of 2008, we terminated an outsourcing initiative, and recorded a pre-tax charge of $0.3 million in duplicative costs. In June 2008, we eliminated over 100 corporate and branch positions due to the weakening economy. As a result, we incurred charges of $0.2 million related to severance costs. In October 2008, we realigned our per diem branch network and closed 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, we incurred charges of $1.2 million related to severance costs and lease termination fees. In August 2007, we initiated a plan to restructure and integrate the operations of InteliStaf. As part of this plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our branches. As a result, we incurred a charge of $1.0 million related to severance costs and contract and lease termination fees and $2.2 million related to integration expenses for the InteliStaf acquisition. In the first quarter of fiscal year 2006, we initiated a plan to restructure our per diem nurse staffing division due to challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, we incurred a charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. In fiscal year 2005, the restructuring and other charges of approximately $0.5 million represented legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.
(7)	Represents the minority owner’s 32% interest in the income of InteliStaf of Oklahoma, LLC.
(8)	In July 2007, we repaid our then existing senior credit facility, entered into a new senior credit facility, and took a charge of $0.3 million to write off the remaining balance of debt issuance costs associated with the extinguished senior credit facility. In September 2006, we amended our senior credit facility and took a $79,000 charge related to the writeoff of debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

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

•	Results of operations. This section provides an analysis of our results of operations for all three fiscal years presented in the accompanying consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments.

•

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in Note 1 to the accompanying consolidated financial statements.

•

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem staffing services in the United States (as measured by revenues). More than two-thirds of our clients are acute care hospitals, clinics, surgical and ambulatory care centers, and governmental facilities. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

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

Our per diem healthcare staffing assignments which are less than two weeks in duration, short term contract-based healthcare staffing assignments which are more than two weeks in duration, and travel healthcare staffing assignments which are typically thirteen weeks in duration, place professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by our per diem branches while longer length assignments are staffed by both the centralized travel offices and per diem branches. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

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

Another element of our staffing business is VMS agreements, whereby we provide a client facility a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

Industry Trends

Service revenues have been under pressure (particularly during the fourth quarter of 2008) due to an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the worsening economic conditions and high unemployment rate, we believe that nurses in many households may become the primary wage earner, which could cause such nurses to potentially seek more traditional full-time employment. Additionally, as hospitals are experiencing lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary staffing industry. In a March 2004 report, the United States (U.S.) Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, and although there can be no assurance, we believe that the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society and an increasing shortage of healthcare workers.

Fiscal Year

Our fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The years ended December 28, 2008, December 30, 2007 and December 31, 2006 consisted of 52, 52 and 53 weeks, respectively.

Acquisitions

We made no acquisitions in fiscal year 2008.

We made two acquisitions in fiscal year 2007. In September 2007, we acquired certain assets of AMR ProNurse (AMR) for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million was held in escrow, with the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013. In July 2007, we acquired all of the interests of InteliStaf Holdings, Inc. (InteliStaf) for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million (of which $2.2 million was funded at the acquisition’s close in July 2007 and $1.0 million was returned to us in 2008), of which approximately $4.6 million was held in escrow, with no potential for additional consideration. In the beginning of the third quarter, we finalized the purchase accounting for the InteliStaf acquisition, resulting in an increase to goodwill of approximately $1.3 million.

In fiscal year 2008, we paid approximately $1.0 million of additional consideration related to the AMR acquisition based on the achievement of certain financial results, all of which has been allocated to goodwill. In 2007 and 2006, we paid approximately $0.7 million and $0.3 million, respectively, of additional consideration based on the achievement of certain financial results relating to a 2005 acquisition, which has also been included in goodwill.

All acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

Service Revenues

For each of the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, temporary staffing services represented more than 99% of our consolidated revenues, with permanent placements representing less than 0.4%. For the years ended December 28, 2008, December 30, 2007, and December 31, 2006, approximately 68%, 71%, and 75%, respectively, of our revenues were derived from per diem nurse staffing (inclusive of short-term contracts staffed by per diem branches), 18%,12%, and 5%, respectively, were derived from travel nurse staffing and 14%, 17%, and 20%, respectively, were derived from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, approximately 70%, 74%, and 80%, respectively, of our revenues were generated through our per diem branch network, 18%, 12%, and 5%, respectively, from travel staffing and 12%, 14%, and 15%, respectively, from allied health staffing.

Restructuring and Other Charges

In fiscal year 2008, we reported restructuring and other charges of $1.7 million related to various initiatives. In the first quarter of 2008, we terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. In June 2008, we eliminated over 100 corporate and branch positions due to the weakening economy. As a result, we recorded a pre-tax charge of $0.2 million related to severance costs. In October 2008, we realigned our per diem branch network and closed 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, we incurred charges of $1.2 million related to severance costs and lease termination fees.

On August 7, 2007, we initiated a plan to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations (IS Plan). As part of the IS Plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our pre-acquisition branches. Additionally, we reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. As a result, in fiscal year 2007 we recorded a pre-tax charge of $3.2 million, which was comprised of $1.0 million related to severance costs and contract and lease termination fees associated with our pre-acquisition branches and $2.2 million related to integration expenses for the InteliStaf acquisition. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of

2007 and $1.1 million recorded in the fourth quarter of 2007. In conjunction with the finalization of the purchase accounting for the InteliStaf acquisition, in the third quarter of 2008, we recorded additional lease termination fees under the IS Plan of $0.4 million as a liability.

Of the total restructuring accrual of $11.8 million, $10.8 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included within the aforementioned fiscal year 2007 pre-tax charge of $3.2 million, which can be found in the line item “Restructuring and other charges” on our statement of operations for the year ended December 30, 2007.

On February 1, 2006, we initiated a plan (2006 Plan) to restructure our per diem nurse staffing division. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, for the year ended December 31, 2006, we incurred a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees.

Impairment of Goodwill and Intangible Assets

In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. In fiscal years 2008, 2007, and 2006, we recorded aggregate non-cash goodwill impairment charges of $126.7 million, $2.6 million, and $31.8 million, respectively. Details of the composition of these charges are as follows:

•

During the second quarter of 2008, we reassessed our growth rates due in large part to the weak economy. Accordingly, we performed an interim goodwill impairment test and determined that goodwill was impaired at a number of our reporting units. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill.

•

Coinciding with the October 2008 branch closures associated with our per diem branch network realignment, we recorded a non-cash impairment charge of $5.8 million in the fourth quarter of 2008 to write off the associated goodwill. These amounts are included in the line item “Impairment of goodwill” on the accompanying consolidated statement of operations for the year ended December 28, 2008.

•

We completed our annual goodwill impairment test during the fourth quarter of fiscal years 2008, 2007 and 2006, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of our reporting units in fiscal year 2008. Contributing to the impairment charge was the reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of our company. Impairment was also noted at a number of reporting units in fiscal years 2007 and 2006. Each of the reporting units that took an impairment charge as a result of the fourth quarter of 2008 and 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. Contributing to the impairment loss in fiscal year 2006 were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing, as well as reduced current and projected operating results at a number of per diem branches. As a result, in the fourth quarter of each of the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, we recorded non-cash goodwill impairment charges of $61.1 million, $0.7 million and $28.6 million, respectively.

•

Coinciding with the branch closures associated with the IS Plan, we concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the year ended December 30, 2007, we recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill.

•

Coinciding with the branch closures associated with the 2006 Plan, we concluded that the goodwill associated with such closed branches was fully impaired. As a result, for the year ended December 31, 2006, we recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

•

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, we review all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The discounted cash flow models used in our 2008 interim and annual goodwill impairment testings resulted in reduced discounted cash flow projections for our reporting units. As a result, we believed an indicator might have been present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the respective growth rates used in the interim period or annual goodwill discounted cash flow model resulting in non-cash impairment charges of $4.2 million ($3.1 million and $1.1 million in the second and fourth quarters of 2008, respectively) to reduce the $5.6 million carrying value of the intangible asset to the calculated $1.4 million fair value. This amount is included in the line item “Impairment of intangible assets” on our consolidated statements of operations for the year ended December 28, 2008.

Loss on Early Extinguishment of Debt

On July 2, 2007, we repaid all amounts outstanding under a senior credit facility and entered into a new facility. We recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished senior credit facility. The charge appears in the line item “Loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 30, 2007. In September 2006, we amended our credit facility which was then in place and recorded a $79,000 charge related to the writeoff of debt issuance costs.

As discussed further in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, in March 2009 we entered into the Amended and Restated Senior Credit Facility. As a result, we expect to record a loss from the early extinguishment of debt in the first quarter of 2009 of approximately $1.8 million.

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

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which provides a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (SFAS No. 157) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB time to consider the effects of the implementation issues that have arisen. FSP FAS 157-2 is effective on issuance and postpones the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. We will apply the effective-date deferral to our non-financial assets and non-financial liabilities that are subject to the deferral and we do not believe that the adoption of FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles (GAAP).

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will implement SFAS No. 161 in the fiscal year beginning December 29, 2008 and do not believe that the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We will implement SFAS No. 162 in accordance with the effective date, which is 60 days following the Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Fiscal Year Ended
	2008	2007	2006

Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	75.1	75.9	77.7
Gross profit	24.9	24.1	22.3
Selling, general and administrative expenses	20.3	19.8	19.6
Depreciation and amortization expenses	1.1	1.0	1.0
Impairment of goodwill	23.6	0.5	8.2
Impairment of intangible assets	0.8	—	—
Restructuring and other charges	0.3	0.7	0.8
Income (loss) from operations	(21.2)	2.1	(7.3)
Minority interest in income of subsidiary	—	—	—
Loss on early extinguishment of debt	—	0.1	0.1
Interest expense, net	2.1	1.5	0.6
Income (loss) from operations before provision for (benefit from) income taxes	(23.3)	0.5	(8.0)
Provision for (benefit from) income taxes	(1.6)	0.7	(1.0)
Net loss	(21.7)	(0.2)	(7.0)

Comparison of Year Ended December 28, 2008 to Year Ended December 30, 2007

Service Revenues. Service revenues increased $55.5 million, or 11.5%, to $537.8 million for the year ended December 28, 2008, as compared to $482.3 million for the prior year. The increase was due to a higher number of hours worked by professionals due in large part to the third quarter 2007 acquisitions of InteliStaf and AMR as well as organic growth in our allied health staffing division partially offset by increasingly challenging industry dynamics and adverse economic conditions that caused a reduction in demand in the fourth quarter of 2008.

Branch based per diem staffing service revenues increased $19.7 million, or 5.5%, to $376.1 million for the year ended December 28, 2008, as compared to $356.4 million for the year ended December 30, 2007. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR partially offset by decreased revenue in the fourth quarter of 2008 due in large part to a decline in client demand resulting from adverse economic conditions.

Revenues from our travel nurse staffing division increased $35.0 million, or 58.3%, to $94.8 million for the year ended December 28, 2008, as compared to $59.8 million for the year ended December 30, 2007. The increase was primarily due to an increase in the number of working travel nurses resulting from the acquisition of InteliStaf partially offset by decreased revenue in the fourth quarter of 2008 due in large part to a decline in client demand.

Revenues from our allied health division increased $0.8 million, or 1.2%, to $66.9 million for the year ended December 28, 2008, as compared to $66.1 million for the year ended December 30, 2007. The increase was primarily due to a higher number of hours worked by pharmacy, ambulatory, respiratory and laboratory professionals partially offset by a lower number of hours worked by clinical research and rehabilitation professionals.

Cost of Services Rendered. Cost of services rendered increased $37.7 million, or 10.3%, to $403.7 million for the year ended December 28, 2007 as compared to $366.0 million for the year ended December 30, 2007. The increase was primarily due to the factors discussed above.

Gross Profit. Gross profit increased $17.8 million, or 15.3%, to $134.1 million for the year ended December 28, 2008, as compared to $116.3 million for the prior year period. The increase was primarily due to the increased volume from the InteliStaf and AMR acquisitions and the organic growth in our allied health staffing division. Gross margin for the year ended December 28, 2008 was 24.9% as compared to 24.1% for the comparable prior year period, an increase of 80 basis points primarily attributable to a continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses increased to $109.4 million, or 20.3% of revenues for the year ended December 28, 2008, as compared to $95.8 million, or 19.8% of revenues for the prior year period. The dollar increase was primarily due to increased overhead costs associated with the larger per diem branch network and travel nurse division resulting from the acquisition of InteliStaf.

Depreciation and Amortization. Depreciation and amortization for the year ended December 28, 2008 was $6.1 million, as compared to $4.7 million for the prior year period. The increase was primarily attributable to the intangible assets subject to amortization acquired in the InteliStaf and AMR acquisitions and the depreciation of furniture and equipment acquired in the InteliStaf acquisition.

Impairment of Goodwill. Impairment of goodwill for the fiscal year ended December 28, 2008 was $126.7 million, as compared to $2.6 million for the prior year period. During the second quarter of fiscal year 2008, we determined that goodwill at a number of our reporting units was impaired due to reduced discounted cash flow projections. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. Coinciding with the October 2008 branch closures associated with our per diem branch network realignment, we recorded a non-cash charge of $5.8 million in the fourth quarter of 2008 to write off the associated goodwill. Lastly, we completed the annual impairment test of goodwill during the fourth quarter of fiscal year 2008 and additional impairment was noted at a number of our reporting units. Contributing to the impairment charge was the reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of the Company. Accordingly, we recorded a non-cash impairment charge to goodwill of $61.1 million in the fourth quarter of 2008.

During the third quarter of fiscal year 2007, we recorded an impairment charge to our recorded goodwill of $1.9 million due to the closure of four pre-acquisition branches coinciding with our IS Plan. We completed our annual impairment test during the fourth quarter of fiscal year 2007 and determined that there was an impairment to our recorded goodwill by using a combination of market multiple, comparable transaction and discounted cash flow methods. Each of the reporting units that took an impairment charge as a result of the fourth quarter 2007 impairment testings had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. As a result, we recorded a non-cash impairment charge of $0.7 million in the fourth quarter of fiscal year 2007.

Impairment of Intangible Assets. Impairment of intangible assets was $4.2 million for the fiscal year ended December 28, 2008. Based on the results of our 2008 interim and annual goodwill impairment testings, we believed an indicator might have been present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the respective growth rates used in the interim period or annual goodwill discounted cash flow model. As a result, we recorded a non-cash charge of $4.2 million ($3.1 million and $1.1 million in the second and fourth quarters of 2008, respectively) to recognize the impairment.

Restructuring and Other Charges. Restructuring and other charges for the fiscal year ended December 28, 2008 was $1.7 million, as compared to $3.2 million for the prior year. In fiscal year 2008, the amount is attributable to costs related to the termination of an outsourcing program, severance payments related to a second quarter initiative, and severance costs and lease termination fees related to a fourth quarter per diem branch network realignment. In fiscal year 2007, the amount is attributable to the integration and restructuring plan implemented upon the InteliStaf acquisition, whereby certain Medical Staffing Network, Inc. (pre-acquisition) and InteliStaf (acquired) branch locations were closed.

Minority Interest in Income of Subsidiary. Minority interest in income of subsidiary was $0.2 million for the years ended December 28, 2008 and December 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $0.3 million for the year ended December 30, 2007. The non-cash charge was due to the write off of certain unamortized debt issuance costs in association with the July 2007 repayment of our previous senior credit facility.

Interest Expense, Net. Interest expense, net, increased to $11.0 million for the year ended December 28, 2008, as compared to $7.3 million for the prior year. The increase was attributable to higher outstanding borrowings, the proceeds of which were primarily used to finance the acquisitions of InteliStaf and AMR, partially offset by a lower weighted average interest rate.

Provision for (Benefit From) Income Taxes. Our effective income tax benefit rate for the fiscal year ended December 28, 2008 was 6.7%, as compared to an effective income tax rate of 146.7% for the prior fiscal year. The change in the tax rate in 2008 was the result of the recording of the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset, resulting in an $8.3 million tax benefit as we currently have a full valuation allowance on our deferred tax assets. We will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

Net Loss. As a result of the above, we incurred a net loss of $116.9 million for the fiscal year ended December 28, 2008, as compared to a net loss of $1.1 million for the prior year.

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

Interest Expense, Net. Interest expense, net, increased to $7.3 million for the year ended December 30, 2007, as compared to $2.4 million for the prior year. The increase was attributable to higher average outstanding borrowings due to the InteliStaf and AMR acquisitions and a higher weighted average interest rate resulting from the credit facility obtained in July 2007 in connection with the InteliStaf acquisition.

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

Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

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

Impact of Current Economic Conditions on our Business

Our business, and the business of many of our competitors, is currently being negatively impacted by difficult economic conditions in the markets in which we operate. We cannot provide any assurance as to when we expect these conditions to stabilize.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash flow provided by operations was $31.7 million for the fiscal year ended December 28, 2008, as compared to $0.1 million for the fiscal year ended December 30, 2007.

During the fiscal year ended December 28, 2008, we used cash generated from operations to: (i) fund investing activities of $5.9 million including cash capital expenditures of $4.9 million, (ii) fund financing activities of $13.3 million including repayment of $12.4 million of outstanding borrowings under our senior credit facility, and (iii) increase cash on hand by $12.4 million from $1.9 million at December 30, 2007 to $14.3 million at December 28, 2008.

As of December 28, 2008, we had net working capital of $29.0 million, as compared to $46.9 million as of December 30, 2007. The $17.9 million decrease was due to decreases in accounts receivable and other current assets of $28.0 million and $0.7 million, respectively, and the $10.8 million increase in current portion of long-term debt due under the terms of the March 12, 2009 Amended and Restated Senior Credit Facility (discussed in further detail below), partially offset by decreases in accounts payable and accrued expenses and accrued payroll and related liabilities of $5.3 million and $3.9 million, respectively, and an increase in cash and cash equivalents of $12.4 million. Available borrowings under the revolver portion of our senior credit facility are an important component of our liquidity.

Our stockholders’ equity at December 28, 2008 was $1.7 million. Our 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million eliminated virtually all of our stockholders’ equity. Our balance sheet at December 28, 2008 continues to include intangible assets and goodwill of $68.0 million.

At January 1, 2007, we were a party to a senior credit facility that, as amended, provided for a $40.0 million revolving credit facility that was due to expire on September 29, 2009.

On July 2, 2007, we repaid all amounts outstanding under our prior senior credit facility and entered into a $155.0 million senior credit facility. The 2007 senior credit facility was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan. The proceeds of the 2007 senior credit facility were used to finance the purchase of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the old senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf and AMR acquisitions and for general working capital purposes.

Pursuant to the terms of the 2007 senior credit facility, the amount that could be borrowed at any given time under the revolver portion of the facility were based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the revolver. As we had more than $14 million in cash on hand at December 28, 2008, we had no borrowings outstanding under the revolver. As of December 28, 2008, $7.7 million of the revolver’s $30.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases), resulting in $22.3 million available for borrowing (of which $3.6 million was immediately available in addition to the unrestricted cash balance of $14.3 million).

The revolver bore interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (5.75% at December 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the revolver bore interest at 0.50% and was payable quarterly. The 1st term loan bore interest at either prime rate or LIBOR plus an applicable margin (the variable portion is 5.75% and the fixed (hedged) portion is 8.48% at December 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd term loan bore interest at either prime rate or LIBOR plus an applicable margin (8.75% at December 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 senior credit facility, we were required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd term loans, and on September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%. For the year ended December 28, 2008, the weighted average interest rate for loans under our 2007 senior credit facility was 8.25%. As of December 28, 2008, the blended rate for loans outstanding under the 2007 senior credit facility was 7.81%.

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility. Under the Amended and Restated Senior Credit Facility we now have: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to our previous 2007 senior credit facility are as follows: (i) we repaid $10.5 million of outstanding borrowings under the 1st Term Loan, (ii) we amended certain financial covenants, (iii) we added a new financial covenant (minimum EBITDA, as defined in the agreements), (iv) we changed the quarterly amortization, such that effective the third quarter of 2009 we will be required to pay 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan (after payment noted above) for four quarters with the amount increasing by 2.5% for the subsequent four quarters, etc., (v) we incorporated a LIBOR floor of 2.5% for both the 1st and 2nd Term Loans, (vi) we agreed to an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) we incorporated an annual 2.0% interest charge for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans, and (viii) we agreed to a reduction in the size of the Revolver to $18.0 million. As a result of entering into the Amended and Restated Senior Credit Facility, we expect to record a loss from the early extinguishment of debt in the first quarter of 2009 of approximately $1.8 million. There was no change to the maturity dates for the 1st Term Loan, Revolver or 2nd Term Loan and all of these loans continue to be secured by a lien on substantially all of our assets. In connection with the Amended and Restated Senior Credit Facility, we expect to record debt issuance costs of approximately $3.0 million in the first quarter of 2009 and will amortize these costs over the remaining useful lives of the respective loans.

Pursuant to the terms of the 2007 senior credit facility, we were required to make annual payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended and Restated Senior Credit Facility, we are now required to make quarterly amortization payments of $0.5 million beginning in the third quarter of 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, we will be obligated to compute an excess cash flow calculation (as defined), which could result in us being required to prepay an additional amount of outstanding borrowings.

As the borrower under the Amended and Restated Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, we and our subsidiaries are subject to restrictions under the Amended and Restated Senior Credit Facility against incurring additional indebtedness.

Capital expenditures were $5.5 million (of which $4.9 million was purchased via cash and $0.6 million was purchased via a capital lease) for the year ended December 28, 2008 and were $3.5 million for the prior year. The expenditures primarily related to the refurbishment of the corporate office and the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

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

We believe that our cash flow from operations plus amounts available under the Revolver portion of our Amended and Restated Senior Credit Facility will be sufficient for us to meet our working capital, anticipated capital expenditures and debt repayment obligations for at least the next twelve months. No assurance can be given, however, that this will be the case given the risk factors disclosed elsewhere in this report. In the longer term, we may require additional equity and/or debt financing to meet our working capital requirements, or to fund future acquisition activities, if any. There can be no assurance that additional financing will be available to us when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 28, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)(2)	$173,500	$23,000	$30,500	$93,000	$27,000
Operating leases (3)	23,413	6,444	9,683	6,183	1,103
Capital lease obligations (4)	582	295	287	—	—

Total	$197,495	$29,739	$40,470	$99,183	$28,103

(1)

Relates to amortization amounts as set forth within the Amended and Restated Senior Credit Facility entered into on March 12, 2009 and the estimated cash interest expense that will be paid during the respective periods. The interest expense for the respective periods contains a fixed interest rate on $62.5 million of the outstanding debt through September 2010 with the remaining debt balance at variable rates. Pursuant to the terms of the Amended and Restated Senior Credit Facility, there is a LIBOR floor interest rate of 2.5%. Additionally, as defined within the Amended and Restated Senior Credit Facility, an applicable margin is added to the interest rates when calculating interest expense on outstanding borrowings under the 1st and 2nd Term Loans.

(2)	These amounts do not include accrued non-cash interest expense that matures on the respective maturity dates of the 1 st and 2nd Term Loans.
(3)	Relates to office space for corporate and branch locations.
(4)	Funds capital lease expenditures.

Critical Accounting Policies

In response to the SEC Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to our consolidated financial statements that are included in this report.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite useful life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the consolidated statement of operations.

Pursuant to the provisions of SFAS No. 144, we review all long-lived assets including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate the assets may be impaired. In fiscal year 2008, we recorded non-cash impairment charges to goodwill and intangible assets with an indefinite useful life aggregating to $126.7 million and $4.2 million, respectively. Details of the composition of these charges are discussed above in “Impairment of Goodwill and Intangible Assets”.

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

At December 28, 2008, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the second quarter of 2008 non-cash goodwill impairment charge, our deferred tax liability as of the end of the first quarter changed to a deferred tax asset as of the end of the second quarter. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record income tax expense relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 30, 2008, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

•

Demand for healthcare staffing services could be significantly affected by the general level of economic activity and unemployment or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) in the United States;

•	Our ability to borrow under the Revolver portion of our Amended and Restated Senior Credit Facility may be limited;

•	Our profitability may be impacted by our inability to leverage our cost structure;

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

•	Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business;

•	Our clients’ inability to pay for services could have an adverse impact on our results of operations and cash flows;

•	Healthcare reform could negatively impact our business opportunities, revenues and margins;

•	We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards;

•	We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could adversely impact our business;

•	We are dependent on the proper functioning of our information systems;

•	Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations;

•	We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities;

•	Significant legal actions could subject us to substantial uninsured liabilities;

•	We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our temporary healthcare professionals;

•	If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected;

•	Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and recruitment personnel;

•	The loss of key senior management personnel could adversely affect our ability to remain competitive;

•

We continue to have a substantial amount of goodwill on our balance sheet (even after the substantial non-cash write-offs of goodwill recorded in 2008). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses;

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

•	Our stock price may be volatile and an investment in our common stock could suffer a decline in value.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the senior credit facility. On December 28, 2008, we had borrowings of $54.3 million under the senior credit facility that were subject to variable rates, with a blended rate of 7.04%. As of December 28, 2008, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.5 million on an annual basis.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board of Directors and Chief Executive Officer, Robert J. Adamson, and the President and Chief Financial Officer, Kevin S. Little, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)), as of the end of the period covered by this Annual Report on Form 10-K, were effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Our internal control over financial reporting as of December 28, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-3.

Changes in Internal Controls

The term “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that no changes in internal control over financial reporting occurred during the year ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of our fiscal year ended December 28, 2008, and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The information required to be presented by this item is presented commencing on page S-1 of this Annual Report on Form 10-K.

3.	Exhibits

See the Exhibit Index on page 44 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

Medical Staffing Network Holdings, Inc.

By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Adamson	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	March 13, 2009
Robert J. Adamson

/s/ Kevin S. Little	President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009
Kevin S. Little

/s/ Jeffrey Yesner	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2009
Jeffrey Yesner

/s/ Joel Ackerman	Director	March 13, 2009
Joel Ackerman

/s/ Anne Boykin	Director	March 13, 2009
Anne Boykin

/s/ C. Daryl Hollis	Director	March 13, 2009
C. Daryl Hollis

/s/ Philip Incarnati	Director	March 13, 2009
Philip Incarnati

/s/ Edward J. Robinson	Director	March 13, 2009
Edward J. Robinson

/s/ David Wester	Director	March 13, 2009
David Wester

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.2	First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.3	Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.4	Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.5	Agreement and Plan of Merger, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., Greenhouse Acquisition Sub, Inc., InteliStaf Holdings, Inc. and TC Group, L.L.C. (Incorporated by reference to Exhibit 2.5 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

2.6	Purchase Agreement, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., InteliStaf Holdings, Inc. the Friedmann Family Parties (as defined therein) and the Carlyle Parties (as defined therein). (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

3.1	Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

3.2	Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

4.1	Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).

10.1	Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.2+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.3+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.4+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.5+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.6+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.7+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.8+	Separation Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 1, 2007 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (File No. 001-31299)).

10.9+	Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.10+	Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.11+	2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.12+	Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.13	Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.14	Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.15	Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

Exhibit No.	Description
10.16	Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.17	Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.18	Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

10.19	Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.20	Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

10.21	First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 001-31299)).

10.22	Second Amendment to Credit Agreement, dated February 24, 2005, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 28, 2005 (File No. 001-31299)).

10.23	Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006 (File No. 001-31299)).

10.24	Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.25	Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description
10.26	Lease Agreement, dated November 22, 1999, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.27	Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.28	Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.29	License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

10.30	Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (File No. 001-31299)).

10.31	1st Amendment to the Amended and Restated Credit Agreement, effective as of December 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-31299)).

10.32	Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders and L/C Issuers thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent and Firstlight Financial Corporation, as documentation agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

10.33	Second Lien Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

10.34	Amended and Restated Credit Agreement, dated as of March 12, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders parties thereto and L/C Issuers parties thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and sole bookrunner, and Firstlight Financial Corporation, as documentation agent (filed herewith).

10.35	Amended and Restated Second Lien Credit Agreement, dated as of March 12, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders parties thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and sole bookrunner (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 28, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 28, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Dated: March 13, 2009

/s/ Robert J. Adamson	/s/ Kevin S. Little
Robert J. Adamson	Kevin S. Little
Chairman and Chief Executive Officer	President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc. and Subsidiaries

We have audited Medical Staffing Network Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medical Staffing Network Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Medical Staffing Network Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008 of Medical Staffing Network Holdings, Inc. and Subsidiaries and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of Medical Staffing Network Holdings, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medical Staffing Network Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2009

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,344	$1,898
Accounts receivable, net of allowance for doubtful accounts of $1,379 and $1,810 at December 28, 2008 and December 30, 2007, respectively	70,375	98,376
Prepaid expenses	1,131	2,642
Other current assets	3,637	2,887

Total current assets	89,487	105,803

Furniture and equipment, net of accumulated depreciation of $26,594 and $26,822 at December 28, 2008 and December 30, 2007, respectively	11,751	9,944
Goodwill	59,916	184,257
Intangible assets, net of accumulated amortization of $7,162 and $4,768 at December 28, 2008 and December 30, 2007, respectively	8,043	14,637
Other assets, net of accumulated amortization of $680 and $225 at December 28, 2008 and December 30, 2007, respectively	4,732	5,215

Total assets	$173,929	$319,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,378	$45,702
Accrued payroll and related liabilities	8,072	11,938
Current portion of long-term debt	11,762	1,000
Current portion of capital lease obligations	267	307

Total current liabilities	60,479	58,947

Long-term debt	104,988	128,185
Deferred income taxes	—	8,334
Capital lease obligations, net of current portion	272	53
Other liabilities	6,101	4,166

Total liabilities	171,840	199,685

Minority interest	402	402

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 75,000 authorized: 30,315 and 30,286 issued and outstanding at December 28, 2008 and December 30, 2007, respectively	303	303
Additional paid-in capital	285,243	284,744
Accumulated other comprehensive loss	(3,424)	(1,738)
Accumulated deficit	(280,435)	(163,540)

Total stockholders’ equity	1,687	119,769

Total liabilities and stockholders’ equity	$173,929	$319,856

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Service revenues	$537,814	$482,339	$385,450
Cost of services rendered	403,689	366,040	299,374

Gross profit	134,125	116,299	86,076

Operating expenses:
Selling, general and administrative	109,398	95,839	75,619
Depreciation and amortization	6,146	4,665	3,913
Impairment of goodwill	126,675	2,621	31,753
Impairment of intangible assets	4,200	—	—
Restructuring and other charges	1,673	3,167	3,089

Income (loss) from operations	(113,967)	10,007	(28,298)
Minority interest in income of subsidiary	246	164	—
Loss on early extinguishment of debt	—	278	79
Interest expense, net	11,016	7,302	2,446

Income (loss) before provision for (benefit from) income taxes	(125,229)	2,263	(30,823)
Provision for (benefit from) income taxes	(8,334)	3,320	(3,826)

Net loss	$(116,895)	$(1,057)	$(26,997)

Basic and diluted net loss per share	$(3.86)	$(0.03)	$(0.89)

Weighted average number of common shares outstanding:
Basic and diluted	30,314	30,263	30,249

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par
Balance at December 25, 2005	30,237	$302	$284,432	$—	$(135,486)	$149,248
Exercise of stock options	20	1	45	—	—	46
Stock-based compensation	—	—	30	—	—	30
Net loss and comprehensive loss	—	—	—	—	(26,997)	(26,997)

Balance at December 31, 2006	30,257	303	284,507	—	(162,483)	122,327
Exercise of stock options	29	—	81	—	—	81
Stock-based compensation	—	—	156	—	—	156
Net loss	—	—	—	—	(1,057)	(1,057)
Unrealized loss on derivative, net of taxes	—	—	—	(1,738)	—	(1,738)

Total comprehensive loss						(2,795)

Balance at December 30, 2007	30,286	303	284,744	(1,738)	(163,540)	119,769
Restricted stock grant	29	—	175	—	—	175
Stock-based compensation	—	—	324	—	—	324
Net loss	—	—	—	—	(116,895)	(116,895)
Unrealized loss on derivative, net of taxes	—	—	—	(1,686)	—	(1,686)

Total comprehensive loss						(118,581)

Balance at December 28, 2008	30,315	$303	$285,243	$(3,424)	$(280,435)	$1,687

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Operating activities
Net loss	$(116,895)	$(1,057)	$(26,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charge	126,675	2,621	31,753
Intangible assets impairment charge	4,200	—	—
Depreciation and amortization	6,146	4,665	3,913
Amortization of debt issuance cost	454	287	572
Deferred income taxes	(8,334)	3,320	(4,032)
Provision for doubtful accounts	813	642	661
Stock-based compensation expense	499	156	30
Loss on early extinguishment of debt	—	278	79
Changes in operating assets and liabilities:
Accounts receivable	27,188	(4,757)	(1,516)
Prepaid expenses and other current assets	746	2,170	1,474
Other assets	29	69	(1,510)
Accounts payable and accrued expenses	(6,204)	(2,444)	4,158
Accrued payroll and related liabilities	(3,866)	(5,562)	1,415
Other liabilities	249	(260)	322

Cash provided by operating activities	31,700	128	10,322

Investing activities
Cash paid for acquisitions, net of cash acquired	(1,000)	(104,265)	(261)
Purchases of furniture and equipment, net	(2,903)	(2,177)	(1,509)
Capitalized internal software costs	(2,039)	(1,287)	(868)

Cash used in investing activities	(5,942)	(107,729)	(2,638)

Financing activities
Extinguishment of senior credit facility	—	(16,635)	—
Net borrowings (repayments) under revolving credit facility	(4,435)	4,015	(955)
Proceeds from issuance of term loans, net of financing costs	—	122,227	—
Principal payments on term loan	(8,000)	(250)	(6,000)
Payments of debt issuance costs	—	(30)	—
Proceeds from exercise of stock options	—	81	46
Dividends paid to holders of minority interest in subsidiary	(439)	(147)	—
Principal payments under capital lease obligations	(438)	(289)	(290)

Cash provided by (used in) financing activities	(13,312)	108,972	(7,199)

Net increase in cash and cash equivalents	12,446	1,371	485
Cash and cash equivalents at beginning of year	1,898	527	42

Cash and cash equivalents at end of year	$14,344	$1,898	$527

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Supplemental disclosure of non-cash investing and financing activities:

Non-cash payment of interest	$9,500	$5,325	$2,294

Non-cash payment of debt issuance costs	$—	$2,792	$—

Purchases of equipment through capital leases	$617	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$39	$1,220	$26

Income taxes paid (refunded), net	$—	$3	$(198)

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

The Company currently provides its services through a network of over 80 branch locations around the United States and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. Temporary staffing services represent more than 99% of the Company’s consolidated revenue, with permanent placements representing less than 0.4%, for the years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Through its acquisition of InteliStaf Holdings, Inc. (see Note 5 for additional information), the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

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

The Company’s fiscal year consists of 52/53 weeks ending on the last Sunday in December in each year. The years ended December 28, 2008, December 30, 2007 and December 31, 2006 consisted of 52 weeks, 52 weeks, and 53 weeks, respectively.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist principally of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors. The Company does not generally require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as management’s past experience with the customers.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 2 to 7.5 years. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per SFAS No. 142, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. The Company’s policy is that each branch location represents a reporting unit. The Company performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In fiscal years 2008, 2007, and 2006, we recorded aggregate non-cash goodwill impairment charges of $126.7 million, $2.6 million, and $31.8 million, respectively. Details of the composition of these charges are discussed in the paragraphs below.

In accordance with SFAS No. 142, the Company performed its annual review for impairment during the fourth quarter of fiscal years 2008, 2007 and 2006 using a combination of market multiple, comparable transaction and discounted cash flow methods. Based on the analysis, impairment was noted at a number of individual reporting units in fiscal years 2008, 2007 and 2006. Accordingly, a charge to the Company’s recorded goodwill of $61.1 million, $0.7 million and $28.6 million was recorded in the respective periods in the line item “Impairment of goodwill” on the consolidated statements of operations. The Company will continue to perform a reporting unit level fair value analysis impairment test during the fourth quarter of each year (see Note 6).

On a quarterly basis, the Company reviews its reporting units for impairment indicators. If branches are not achieving their expected operating results, additional analysis may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded in the consolidated statement of operations. Should the Company decide to close one or more of its reporting units the associated goodwill will be written off with a charge to the consolidated statement of operations (see Note 6). Coinciding with the October 2008 branch closures associated with the Company’s per diem branch network realignment (see Note 4), the Company recorded a non-cash impairment charge of $5.8 million in the fourth quarter of 2008 to write off the associated goodwill. Additionally, during the second quarter of 2008, the Company reassessed its growth rates due in large part to the weak economy. Accordingly, the Company performed an interim goodwill impairment test and determined that goodwill was impaired at a number of its reporting units. As a result, the Company recorded a non-cash charge of $59.8 million in the second quarter of 2008. Additionally, in connection with third quarter of 2007 and first quarter of 2006 restructuring initiatives, the Company recorded a charge to its recorded goodwill of $1.9 million and $3.2 million, respectively, in the line item “Impairment of goodwill” on the consolidated statements of operations to write off the goodwill associated with the per diem branches closed in these initiatives (See Note 4).

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

The Company’s identifiable intangible assets are comprised of partnership (VMS) customer relationships, proprietary software, non-compete agreements, contractor databases, trademarks, trade names and customer and vendor (subcontractor) relationships (see Note 7). The discounted cash flow models used in the Company’s 2008 interim and annual goodwill impairment testings resulted in reduced discounted cash flow projections for the Company’s reporting units. The Company believed an indicator might have been present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the respective growth rates used in the interim period or annual goodwill discounted cash flow model resulting in non-cash impairment charges of $4.2 million ($3.1 million and $1.1 million in the second and fourth quarters of 2008, respectively) to reduce the $5.6 million carrying value of the intangible asset to the calculated $1.4 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s consolidated statements of operations for the year ended December 28, 2008. No impairment charges related to amortizable long lived assets were recorded in the years ended December 30, 2007 and December 31, 2006 (see Note 6).

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

Letters of Credit

As of December 28, 2008, the Company had $7.7 million of standby letters of credit, of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases. As of December 30, 2007, the Company had $8.0 million of standby letters of credit, of which $7.4 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases.

Debt Issuance Costs

Deferred costs related to the issuance of debt are amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of approximately $2.8 million, less accumulated amortization of approximately $0.7 million at December 28, 2008, and approximately $2.8 million, less accumulated amortization of approximately $0.2 million at December 30, 2007, are recorded in other assets in the consolidated balance sheets. The increase in debt issuance costs in fiscal year 2007 was related to the Company entering into a new senior credit facility (2007 senior credit facility) partially offset by the write-off of the debt issuance costs associated with the extinguished credit facility (senior credit facility) (see Note 11). The amount of debt issuance costs written off is included in the line item “Loss on early extinguishment of debt” on the consolidated statements of operations for the year ended December 30, 2007. (See Note 19 for information about the $1.8 million loss on early extinguishment of debt that will be recorded in the first quarter of 2009 because of the March 2009 amendment and restatement of the Company’s senior credit facility.)

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company’s service revenues consist almost entirely (more than 99%) of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management service (VMS) agreements) is the use of unaffiliated companies (associate partners), and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partners serve as subcontractors. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel, and the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

Gross revenues of associate partners and net revenues recognized in the consolidated statements of operations for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 are as follow (in thousands):

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Gross revenues of associate partners	$60,696	$34,151	$16,631
Net revenues recognized	2,184	1,193	481

Share-based payments

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of December 28, 2008, approximately 1.2 million options are available for future issuance (see Note 15).

Effective as of December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), using the modified prospective transition method. Under this method, compensation cost recognized for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested, as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company did not grant stock options among its employees during the year ended December 28, 2008 and granted 458,750 and 7,500 stock options among its employees during the years ended December 30, 2007 and December 31, 2006, respectively.

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

Net Loss Per Share

In accordance with the requirements of SFAS No. 128, Earnings Per Share (SFAS No. 128), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the fiscal years 2008, 2007, and 2006 per share calculations because their effect would have been anti-dilutive due to the net loss. See Note 16 for the calculation of net loss per share.

Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on January 1, 2007 and it had an immaterial impact on the Company’s consolidated financial statements. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 10).

Derivative Financial Instruments

Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution, as required by the Company’s 2007 senior credit facility, to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations (see Note 12). The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge (see Note 12). In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and other applicable guidance, on a quarterly basis the Company records changes in the fair value of the cash flow hedge to accumulated other comprehensive loss, a stockholders’ equity balance sheet account, and will subsequently reclassify the value to results of operations when the forecasted transaction affects earnings.

Comprehensive Loss

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive loss that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss and unrealized loss on the derivative instrument for the years ended December 28, 2008 and December 30, 2007. There were no components of comprehensive loss other than the Company’s net loss for the year ended December 31, 2006.

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

Fair Value of Assets and Liabilities

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which provides a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (SFAS No. 157) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB time to consider the effects of the implementation issues that have arisen. FSP FAS 157-2 is effective on issuance and postpones the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. The Company will apply the effective-date deferral to its non-financial assets and non-financial liabilities that are subject to the deferral and does not believe that adoption of FSP FAS 157-2 will have a material impact on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will implement SFAS No. 161 in the fiscal year beginning December 29, 2008, and does not believe that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

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

3. FAIR VALUE OF ASSETS AND LIABILITIES

Due to their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 28, 2008 and December 30, 2007.

The Company estimates that, based on current market conditions, the fair value of its debt obligations under the 2007 senior credit facility would be $98.5 million compared to the book value of $116.8 million at December 28, 2008. The lower fair value results from the difference in the interest rate spread under the 2007 senior credit facility versus the interest rate spread that the Company obtained when it entered into an amendment of the 2007 senior credit facility (Amended and Restated Senior Credit Facility) in March 2009 (see note 19 for additional information).

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

To increase consistency and comparability in fair value measurement and related disclosures, a fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles (GAAP).

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

At December 28, 2008, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 12). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of December 28, 2008 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at December 28, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at Dec, 28, 2008
Liability:
Derivative financial instrument	$—	$(3,424)	$—	$(3,424)

4. RESTRUCTURING AND OTHER CHARGES

In fiscal year 2008, the Company recorded restructuring and other charges of $1.7 million related to various initiatives. In the first quarter of 2008, the Company terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. In June 2008, the Company eliminated over 100 corporate and branch positions due to the weakening economy. As a result, the Company recorded a pre-tax charge of $0.2 million in the second quarter of 2008 related to severance costs. There were no remaining liabilities related to the first and second quarter restructuring and other charges at December 28, 2008.

In October 2008, the Company realigned its per diem branch network and closed 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, the Company incurred charges of $1.2 million related to severance costs and lease termination fees in the fourth quarter of 2008.

A breakdown of the $1.2 million liability incurred for the October 2008 plan is as follows (in thousands):

	Initial Liability	Cash paid through Dec. 28, 2008	Accrued at Dec. 28, 2008
Lease termination costs	$990	$345	$645	(1)
Employee termination costs	174	174	—

Total	$1,164	$519	$645

(1)	Included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

On August 7, 2007, the Company initiated a plan to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations (IS Plan). As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its pre-acquisition branches. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. RESTRUCTURING AND OTHER CHARGES (continued)

InteliStaf’s branches. As a result, in fiscal year 2007 the Company recorded a pre-tax charge of $3.2 million, which was comprised of $1.0 million related to severance costs and contract and lease termination fees associated with the Company’s pre-acquisition branches and $2.2 million related to integration expenses for the InteliStaf acquisition. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of 2007 and $1.1 million recorded in the fourth quarter of 2007. In conjunction with the finalization of the purchase accounting for the InteliStaf acquisition (see Note 5), in the third quarter of 2008, the Company recorded additional lease termination fees under the IS Plan of $0.4 million as a liability.

Of the total restructuring accrual of $11.8 million, $10.8 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included within the aforementioned fiscal year 2007 pre-tax charge of $3.2 million, which can be found in the line item “Restructuring and other charges” on the Company’s statement of operations for the year ended December 30, 2007. A breakdown of the $11.8 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Additions through Dec. 28, 2008	Cash paid through Dec. 28, 2008	Accrued at Dec. 28, 2008
Lease termination costs	$7,213	$384	$(4,389)	$3,208	(1)
Employee termination costs	3,104	1,136	(4,240)	—

Total	$10,317	$1,520	$(8,629)	$3,208

(1)	Included in accounts payable and accrued expenses, and other liabilities in the Company’s consolidated balance sheet.

On February 1, 2006, the Company initiated a plan (2006 Plan) to reorganize the infrastructure in its per diem nursing division to drive higher profitability in the per diem marketplace. As part of the restructuring, 13 per diem branches were closed and approximately 75 branch staff and corporate employees were terminated. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. As of December 28, 2008, there was no remaining liability accrued on the Company’s books associated with this restructuring initiative.

5. ACQUISITIONS

In September 2007, the Company acquired certain assets of AMR ProNurse (AMR) for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million was held in escrow, with the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal years 2007 through March 2013. The purchase price was allocated as follows: (i) $7.2 million to goodwill (indefinite useful life), (ii) $3.4 million to partnership customer relationships (five-year useful life), (iii) $0.4 million to proprietary software (three-year useful life), (iv) $0.1 million to non-compete agreements (three-year useful life), (v) $17,000 to vendor (subcontractor) agreements (five-year useful life), (vi) $12,000 to trademarks and trade names (indefinite useful life) and (vii) $4,000 to traditional customer relationships (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net liabilities assumed in the transaction. The primary reason for the acquisition was to expand the Company’s VMS agreements. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the Company’s consolidated statements of operations beginning September 8, 2007, the date when the Company assumed control of AMR.

In July 2007, the Company acquired all of the interests of InteliStaf for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million (of which $2.2 million was funded at the acquisition’s close in July 2007 and $1.0 million was returned to the Company in 2008), of which approximately $4.6 million was held in

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. ACQUISITIONS (continued)

escrow, with no potential for additional consideration. The purchase price was allocated as follows: (i) $79.9 million to goodwill (indefinite useful life), (ii) $5.6 million to trademarks and trade names (indefinite useful life), (iii) $4.3 million to partnership customer relationships (five-year useful life), (iv) $0.5 million to non-compete agreements (two-year useful life), (v) $0.4 million to traditional customer relationships (five-year useful life) and (vi) $0.1 million to vendor (subcontractor) agreements (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net assets acquired in the transaction. The primary reason for the acquisition was to increase the Company’s presence in travel nurse staffing and to expand the number of markets in which its per diem division operates. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the Company’s consolidated statements of operations beginning at the close of business on July 2, 2007, the date when the Company assumed control of InteliStaf. In the beginning of the third quarter of 2008, the Company finalized the purchase accounting for the InteliStaf acquisition, resulting in an increase to goodwill of approximately $1.3 million.

In 2008, the Company paid approximately $1.0 million of additional consideration related to the AMR acquisition based upon the achievement of certain financial results, all of which has been allocated to goodwill on the Company’s consolidated balance sheet.

In 2007 and 2006, the Company paid approximately $0.7 million and $0.3 million, respectively, of additional consideration based upon the achievement of certain financial results relating to a 2005 acquisition, which amount is included in goodwill on the Company’s consolidated balance sheet.

The following unaudited pro forma financial information reflects the results of operations for the years ended December 30, 2007 and December 31, 2006, as if the acquisitions described above had occurred at the beginning of the respective periods presented. The pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations:

	Years Ended
	December 30, 2007	December 31, 2006
(in thousands, except per share amounts)
Service revenues	$621,315	$640,790
Income (loss) from operations	20,558	(8,982)
Net income (loss)	1,902	(20,852)
Basic income (loss) per share	0.06	(0.69)
Diluted income (loss) per share	0.06	(0.69)

6. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company performs an annual review for impairment during the fourth quarter of its fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, the Company reviews its reporting units for impairment indicators. In fiscal years 2008, 2007, and 2006, the Company recorded non-cash goodwill impairment charges aggregating $126.7 million, $2.6 million, and $31.8 million, respectively. Details of the composition of these charges are discussed in the paragraphs below.

During the second quarter of 2008, the Company reassessed its growth rates due in large part to the weak economy. Accordingly, the Company performed an interim goodwill impairment test and determined that goodwill was impaired at a number of its reporting units. As a result, the Company recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS (continued)

Coinciding with the October 2008 branch closures associated with its per diem branch network realignment, the Company recorded a non-cash impairment charge of $5.8 million in the fourth quarter of 2008 to write off the associated goodwill. These amounts are included in the line item “Impairment of goodwill” on the accompanying consolidated statement of operations for the year ended December 28, 2008.

The Company completed its annual impairment test during the fourth quarter of fiscal years 2008, 2007 and 2006 using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of the Company’s reporting units in fiscal year 2008. Contributing to the impairment charge was the reduction in projected growth rates at a number of its reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of the Company. Impairment was also noted at a number of reporting units in fiscal years 2007 and 2006. Each of the reporting units that recorded an impairment charge as a result of the fourth quarter of 2008 and 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. Contributing to the impairment loss in fiscal year 2006 were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing, as well as reduced current and projected operating results at a number of per diem branches. As a result, in the fourth quarter of each of the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company recorded non-cash impairment charges of $61.1 million, $0.7 million and $28.6 million, respectively.

Coinciding with the branch closures associated with the IS Plan, the Company concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the year ended December 30, 2007, the Company recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill.

Coinciding with the branch closures associated with the 2006 Plan, the Company concluded that the goodwill associated with the closed branches was fully impaired. As a result, for the year ended December 31, 2006, the Company recorded a non-cash charge of approximately $3.2 million to write-off the associated goodwill.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, the Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The discounted cash flow models used in its 2008 interim and annual goodwill impairment testings resulted in reduced discounted cash flow projections for its reporting units. As a result, the Company believed an indicator might have been present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the respective growth rates used in the interim period or annual goodwill discounted cash flow model resulting in non-cash impairment charges of $4.2 million ($3.1 million and $1.1 million in the second and fourth quarters of 2008, respectively) to reduce the $5.6 million carrying value of the intangible asset to the calculated $1.4 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s consolidated statements of operations for the year ended December 28, 2008.

7. GOODWILL AND INTANGIBLE ASSETS

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

Goodwill decreased by $124.4 million, from $184.3 million at December 30, 2007 to $59.9 million at December 28, 2008. This decrease is attributable to the write-offs associated with the Company’s goodwill impairment testing in fiscal year 2008 and the closure of branches related to the Company’s per diem branch network realignment (see Note 6), partially offset by an increase to goodwill as a result of the Company’s finalization of the purchase accounting for the InteliStaf acquisition and the payment of additional consideration related to the AMR acquisition as a result of the achievement of certain financial results (see Note 5).

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. GOODWILL AND INTANGIBLE ASSETS (continued)

The following reflects the changes to goodwill for the years ended December 28, 2008 and December 30, 2007 (in thousands):

	Years Ended
	Dec. 28, 2008	Dec. 30, 2007
Balance at beginning of year	$184,257	$99,097
Consideration related to current year acquisitions	—	87,106
Additional consideration related to prior year acquisitions	2,334	675
Impairment charges	(126,675)	(2,621)

Balance at end of year	$59,916	$184,257

As of December 28, 2008 and December 30, 2007, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows (in thousands):

	December 28, 2008				December 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Partnership (VMS) customer relationships (5 years)	$7,700	$(2,197)	—	$5,503	$7,700	$(657)	$7,043
Proprietary software (3 years)	408	(181)	—	227	408	(45)	363
Non-compete agreements (2 – 7.5 years)	4,101	(3,669)	—	432	4,101	(3,091)	1,010
Contractor database (5 years)	742	(709)	—	33	742	(663)	79
Vendor (subcontractor) relationships (5 years)	74	(22)	—	52	74	(7)	67
Customer relationships (3 – 5 years)	660	(384)	—	276	660	(305)	355

Total intangibles subject to amortization	13,685	(7,162)	—	6,523	13,685	(4,768)	8,917

Intangible assets not subject to amortization:
Trademarks, trade names	5,720	—	4,200	1,520	5,720	—	5,720

Total intangible assets	$19,405	$(7,162)	$(4,200)	$8,043	$19,405	$(4,768)	$14,637

During 2008, the Company recorded an impairment charge to its intangible asset, trade names, of $4.2 million (see Note 6). During 2007, the Company acquired intangible assets totaling $14.8 million as part of the InteliStaf and AMR acquisitions (see Note 5). The Company did not purchase any intangible assets in 2008 or 2006.

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 28, 2008 is as follows (in thousands):

2009	$2,144
2010	1,811
2011	1,637
2012	931
2013	—

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following (in thousands):

	December 28, 2008	December 30, 2007
Furniture and equipment	$19,371	$19,642
Internally developed software	13,821	11,782
Equipment held under capital leases	3,096	3,364
Leasehold improvements	2,057	1,978

Total	38,345	36,766
Less accumulated depreciation and amortization	(26,594)	(26,822)

Furniture and equipment, net	$11,751	$9,944

Accumulated amortization on assets held under capital leases was $2.5 million and $3.0 million at December 28, 2008 and December 30, 2007, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 28, 2008	December 30, 2007
Insurance related accrued expenses	$18,791	$19,564
Accrued subcontractors payable	7,937	10,652
Accounts payable	5,129	2,759
Accrued expenses	4,569	5,647
Accrued restructuring expenses	1,917	5,153
Other	2,035	1,927

Total	$40,378	$45,702

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. INCOME TAXES

As of December 28, 2008, December 30, 2007 and December 31, 2006, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current income taxes:
Federal	$—	$—	$—
State	—	—	206

Total current income taxes	—	—	206
Deferred income taxes	(8,334)	3,320	(4,032)

Provision for (benefit from) income taxes	$(8,334)	$3,320	$(3,826)

In fiscal 2008, the Company recorded the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset, resulting in an $8.3 million tax benefit. At December 30, 2007, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. The Company will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. Upon implementing FIN No. 48, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of FIN No. 48 had no impact on the Company’s consolidated financial statements.

The amount of unrecognized tax benefits as of January 1, 2007, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the United States federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2005, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations. The Company is not aware of any current examinations by any state taxing authorities that would have a material impact to its consolidated financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. INCOME TAXES (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2008	December 30, 2007
Current deferred tax assets:
Insurance reserves	$5,919	$6,637
Restructuring expenses	728	139
Provision for doubtful accounts	543	687
Accrued expenses	528	442

Total current deferred tax assets	7,718	7,905

Current deferred tax liabilities:
Other current liabilities	(499)	(499)
Prepaid expenses	(245)	(250)
Valuation allowance	(6,974)	(7,156)

Total current deferred tax assets, net	$—	$—

Noncurrent deferred tax assets:
Goodwill	$27,325	$—
Federal net operating loss (NOL) carryforwards	16,252	11,833
State NOL carryforwards	2,780	2,604
Restructuring expenses	735	—
Intangible assets	613	2,098
Accrued expenses	413	1,125
Investment in joint venture	171	177

Total noncurrent deferred tax assets	48,289	17,837

Noncurrent deferred tax liabilities:
Goodwill	—	(8,334)
Furniture and equipment	(1,317)	(677)
Valuation allowance	(46,972)	(17,160)

Total noncurrent deferred tax liabilities, net	$—	$(8,334)

As of December 28, 2008, the Company had a Federal net operating loss carryforward of $47.3 million, which expires beginning in 2025, and state net operating loss carryforwards of 78.9 million, the majority of which expire beginning in 2025.

There was no cash received from option exercises for the year ended December 28, 2008. Cash received from option exercise under all share-based payment arrangements for the years ended December 30, 2007 and December 31, 2006, was approximately $81,000 and $46,000, respectively. Tax benefits of $31,000 and $21,000 will be recorded to equity when the benefit of these deductions are realized for the options exercised in the years ended December 30, 2007 and December 31, 2006, respectively.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. INCOME TAXES (continued)

The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) is as follows:

	Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Tax at U.S. statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(4.0)	4.0	(3.6)
Non-deductible items	6.6	30.1	0.6
Valuation allowance	24.7	86.5	24.0
Other, net	—	(7.9)	0.6

Effective income tax rate	(6.7)%	146.7%	(12.4)%

11. LONG-TERM DEBT

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

On July 2, 2007, the Company repaid all amounts outstanding under its senior credit facility and entered into a new senior credit facility (2007 senior credit facility). The new $155.0 million 2007 senior credit facility was comprised of a six-year $30.0 million revolving senior credit facility (Revolver), a six-year $100.0 million senior secured term loan (1st Term Loan) and a seven-year $25.0 million senior secured second term loan (2nd Term Loan). The proceeds of the 2007 senior credit facility were used to finance the purchase price of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the extinguished senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf acquisition and for general working capital purposes. The Company recorded a non-cash charge of approximately $0.3 million in the third quarter of 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the early extinguishment of the senior credit facility.

Pursuant to the terms of the 2007 senior credit facility, the amount that could be borrowed at any given time under the Revolver was based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As the Company had more than $14 million in cash on hand at December 28, 2008, it had no borrowings outstanding under the Revolver. As of December 28, 2008, $7.7 million of the Revolver’s $30.0 million capacity was being used to support standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases), resulting in $22.3 million available for borrowing (of which $3.6 million was immediately available in addition to the unrestricted cash balance of $14.3 million).

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. LONG-TERM DEBT (continued)

The Revolver bore interest at either prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin (5.75% at December 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. The 1st Term Loan bore interest at either prime rate or LIBOR plus an applicable margin (8.48% at December 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bore interest at either prime rate or LIBOR plus an applicable margin (8.75% at December 28, 2008) with interest payable quarterly or as LIBOR interest rate contracts expire. Pursuant to the terms of the 2007 senior credit facility, the Company was required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into the 2007 Swap Agreement using three month LIBOR rates, whereby it effectively locked in $62.5 million of the debt at a fixed rate of 4.975% plus the applicable margin (see Note 12).

The 2007 senior credit facility was secured by substantially all of the Company’s assets and contained certain covenants that, among other things, limited the payment of dividends, restricted additional indebtedness and obligations, and required the achievement of certain financial covenants. As of December 28, 2008, the Company was in compliance with all required financial covenants.

A summary of long-term debt as of December 28, 2008 and December 30, 2007 is as follows (in thousands):

	December 28, 2008	December 30, 2007
Revolver	$—	$4,435
1st term loan	91,750	99,750
2nd term loan	25,000	25,000

Total debt	$116,750	$129,185

On March 12, 2009, the Company entered into the Amended and Restated Senior Credit Facility (see Note 19 for additional details regarding the Amended and Restated Senior Credit Facility).

Pursuant to the terms of the 2007 senior credit facility, the Company was required to make annual payments of $1.0 million, in four equal quarterly installments. As noted in Note 19, pursuant to the terms of the Amended and Restated Senior Credit Facility, the Company is required to make quarterly amortization payments of $0.5 million beginning the third quarter of 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, the Company will compute an excess cash flow calculation (as defined within the Amended and Restated Senior Credit Facility) which could result in the Company being required to prepay an additional amount of outstanding borrowings. Scheduled maturities of long-term debt as of December 28, 2008 (assuming no prepayments are required of excess cash flow) are as follows (in thousands):

2009	$11,762
2010	3,038
2011	5,064
2012	7,088
2013	64,798
Thereafter	25,000

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12. INTEREST RATE SWAP

The Company’s 2007 senior credit facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the swap agreement at December 28, 2008 was $3.4 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ equity sections of the consolidated balance sheet. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge (see Note 1).

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

13. EMPLOYEE BENEFIT PLANS

The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan allows for its participants to defer up to 25% of annual salary up to the adjusted IRS maximum each year. In addition, the plan provides that the Company may match 50% of the participants’ contributions, up to a maximum of 7% of the participants’ salary contributed and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. The Company’s matching contribution was approximately $1.1 million, $0.9 million and $0.6 million, respectively, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allows for its participants to defer up to 100% of annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company’s existing 401(k) plan (see above). In addition, the Company may match 50% of the participant’s contributions, up to a maximum of 7% of the participant’s salary contributed, a match that is consistent with the Company’s existing 401(k) plan. Participants may also contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan is a nonqualified unfunded deferred compensation plan and all participants’ contributions are held in the Company’s name. In December 2008, the Company decided to dissolve the non-qualified plan (which subsequently occurred in January 2009). As such, at December 28, 2008, the Company recorded the fair value of the trust of $1.7 million in “Other current assets” in the assets section of the consolidated balance sheet and in “Accounts payable and accrued expenses” in the liabilities and stockholders’ equity section of the consolidated balance sheet. At December 30, 2007, the Company recorded the fair value of the trust of $2.5 million, with $0.6 million in “Other current assets” and “Accounts payable and accrued expenses”, and $1.9 million in “Other assets” and “Other liabilities” in the respective sections of the consolidated balance sheet. The Company’s matching contribution was $0.2 million, $0.1 million and $0.1 million, respectively, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

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

Future minimum lease payments under capital leases at December 28, 2008 are as follows (in thousands):

2009	$295
2010	215
2011	72

Total future minimum lease payments	582
Less amount representing interest	(43)
Less amount classified as current	(267)

Long-term portion, net of current portion and interest payments	$272

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 28, 2008 associated with these agreements are as follows (in thousands):

2009	$6,444
2010	5,396
2011	4,287
2012	3,372
2013	2,811
Thereafter	1,103

Total payments	23,413
Less: sublease income	(740)

Total	$22,673

Total operating lease expense was approximately $6.9 million, $6.0 million and $5.1 million, respectively, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15. STOCKHOLDERS’ EQUITY

Stockholders’ Agreement

The Company and certain of its stockholders entered into a stockholders agreement conferring certain rights and restrictions, including among others, restrictions on transfers of shares, rights to acquire shares, and designation of Board of Director seats. This agreement terminated upon the Company’s initial public offering except that the Company’s current principal stockholder continues to have the right under the stockholders’ agreement to propose for nomination two persons to serve on the Company’s Board of Directors.

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

On June 3, 2008, the stockholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 3.3 million. There are currently 1.2 million shares available for issuance under the 2001 Plan.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15. STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 25, 2005	2,062,332	$6.80
Granted	7,500	$6.00
Exercised	(20,846)	$2.39
Forfeited	(256,130)	$7.39

Outstanding at December 31, 2006	1,792,856	$6.75
Granted	458,750	$5.91
Exercised	(28,559)	$2.82
Forfeited	(72,381)	$9.80

Outstanding at December 30, 2007	2,150,666	$6.52
Granted	—	—
Exercised	—	—
Forfeited	(133,171)	$6.41

Outstanding at December 28, 2008	2,017,495	$6.53

Exercisable at end of year	1,732,184	$6.63

No options were granted during the 2008 fiscal year.

Information about options outstanding as of December 28, 2008 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.95 to $2.20	1.9	45,086	$2.18	45,086	$2.18
$5.89 to $6.06	4.4	1,686,467	$6.02	1,401,156	$6.04
$7.00 to $10.00	5.7	204,442	$7.66	204,442	$7.66
$14.00 to $21.00	3.7	81,500	$16.66	81,500	$16.66

$1.95 to $21.00	4.4	2,017,495	$6.53	1,732,184	$6.63

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. NET LOSS PER SHARE

For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, approximately 2.0 million, 1.9 million and 1.8 million incremental options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. The Company’s basic and diluted shares for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was as follows (in thousands):

Fiscal Year Ended:	Basic/Diluted Shares
December 28, 2008	30,314
December 30, 2007	30,263
December 31, 2006	30,249

17. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company billed approximately $3.0 million, $2.8 million and $3.0 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.4 million and $0.3 million, respectively, at December 28, 2008 and December 30, 2007.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company billed approximately $0.2 million, $0.1 million and $0.2 million, respectively for its services and had a receivable balance from the healthcare system of less than $0.1 million at both December 28, 2008 and December 30, 2007.

The Company paid approximately $0.1 million, during each of the years ended December 28, 2008, December 30, 2007 and December 31, 2006, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2008 and 2007. This information was derived from unaudited interim financial statements that have been prepared on a basis consistent with the consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

(in thousands, except per share amounts)	Dec. 28, 2008(1)	Sept. 28, 2008	June 29, 2008(2)	Mar. 30, 2008(3)	Dec. 30, 2007(4)	Sept. 30, 2007(5)(6)	July 1, 2007	Apr. 1, 2007
Service revenues	$113,726	$135,836	$143,029	$145,223	$143,178	$154,690	$93,953	$90,518
Gross profit	29,090	34,311	35,668	35,056	35,215	37,019	23,030	21,035
Net income (loss)	(67,472)	2,527	(52,726)	776	(963)	(1,744)	1,719	(69)
Basic net income (loss) per share	(2.23)	0.08	(1.74)	0.03	(0.03)	(0.06)	0.06	—
Diluted net income (loss) per share	(2.23)	0.08	(1.74)	0.03	(0.03)	(0.06)	0.06	—

(1)	In the quarter ended December 28, 2008, the Company recorded a pre-tax charge of $1.2 million related to severance costs and lease termination fees for the October 2008 per diem branch network realignment, a non-cash charge of $5.8 million related to the write-off of goodwill for the branches closed in the October 2008 realignment, a non-cash charge of $61.1 million related to the annual review for impairment of goodwill, and a non-cash charge of $1.1 million related to the impairment of the intangible asset, trade names.
(2)	In the quarter ended June 29, 2008, the Company recorded a non-cash charge of $59.8 million related to an interim test for impairment of goodwill, a $3.1 million non-cash charge related to the impairment of the intangible asset, trade names, and a $0.2 million pre-tax charge related to severance costs.
(3)	In the quarter ended March 30, 2008, the Company recorded a pre-tax charge of $0.3 million of duplicative costs associated with the termination of an outsourcing initiative.
(4)	In the quarter ended December 30, 2007, the Company recorded a pre-tax charge of $0.2 million related to integration expenses of the InteliStaf acquisition and a non-cash charge of $0.7 million related to the annual review for impairment of goodwill.
(5)	Includes results of operations of InteliStaf and AMR from July 3, 2007 and September 8, 2007, respectively, the dates the Company assumed control of the acquired companies.
(6)	In the quarter ended September 30, 2007, the Company recorded a pre-tax charge of $3.0 million related to employee severance costs, integration expenses and lease termination costs of the InteliStaf acquisition and a non-cash charge of $1.9 million related to the write-off of goodwill for four of the branches closed in a restructuring initiative.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

19. SUBSEQUENT EVENT

On March 12, 2009, the Company entered into the Amended and Restated Senior Credit Facility. Under the Amended and Restated Senior Credit Facility, the Company now has: (i) an $18.0 million revolving senior credit facility, (ii) an $81.0 million senior secured term loan, and (iii) a $25.0 million senior secured second term loan. The primary changes made in the Amended and Restated Senior Credit Facility compared to the Company’s 2007 senior credit facility are as follows: (i) the Company repaid $10.5 million of outstanding borrowings under the 1st Term Loan, (ii) the Company amended certain financial covenants, (iii) the Company added a new financial covenant (minimum EBITDA, as defined in the agreements), (iv) the Company changed the quarterly amortization, such that effective the third quarter of 2009 the Company will be required to pay 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan (after the payment noted above) for four quarters with the amount increasing by 2.5% for the subsequent four quarters, etc., (v) the Company agreed to incorporate a LIBOR floor of 2.5% for both the 1st and 2nd Term Loans, (vi) the Company agreed to an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) the Company agreed to the incorporation of an annual 2.0% interest charge for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans, and (viii) the Company agreed to a reduction in the size of the Revolver to $18.0 million. As a result of entering into the Amended and Restated Senior Credit Facility, the Company expects to record a loss from the early extinguishment of debt in the first quarter of 2009 of approximately $1.8 million. There was no change to the maturity dates for the 1st Term Loan, Revolver or 2nd Term Loan and all of these loans continue to be secured by a lien on substantially all of the Company’s assets. In connection with the Amended and Restated Senior Credit Facility, the Company expects to record debt issuance costs of approximately $3.0 million in the first quarter of 2009 and will amortize these costs over the remaining useful lives of the respective loans.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc. and Subsidiaries

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 28, 2008, and December 30, 2007, and for each of the three years in the period ended December 28, 2008, and have issued our report thereon dated March 12, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) 2 of this Form 10-K. This schedule is the responsibility of Medical Staffing Network Holdings, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 12, 2009

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Relating to Acquisitions	Writeoffs And Adjustments	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2006	$772	$661	$—	$(288)	$1,145

Year ended December 30, 2007	$1,145	$642	$1,416	$(1,393)	$1,810

Year ended December 28, 2008	$1,810	$813	$—	$(1,244)	$1,379

(in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Relating to Acquisitions	Writeoffs And Adjustments	Balance at End of Period
Valuation allowance for deferred tax assets:

Year ended December 30, 2007	$7,387	$3,320	$13,609	$—	$24,316

Year ended December 28, 2008	$24,316	$29,630	$—	$—	$53,946

S-2