Form 10-Q
period 2009-03-29
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2009-05-07
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, there were 30,489,567 shares of common stock, $0.01 par value, outstanding.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2009	December 28, 2008
(in thousands, except per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,346	$14,344
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $1,379 at March 29, 2009 and December 28, 2008, respectively	59,696	70,375
Prepaid expenses	2,127	1,131
Other current assets	2,028	3,637

Total current assets	69,197	89,487

Furniture and equipment, net of accumulated depreciation of $23,197 and $26,594 at March 29, 2009 and December 28, 2008, respectively	13,348	11,751
Goodwill	58,947	59,916
Intangible assets, net of accumulated amortization of $7,733 and $7,162 at March 29, 2009 and December 28, 2008, respectively	7,472	8,043
Other assets, net of accumulated amortization of $0 and $680 at March 29, 2009 and December 28, 2008, respectively	4,625	4,732

Total assets	$153,589	$173,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$36,478	$40,378
Accrued payroll and related liabilities	6,285	8,072
Current portion of long-term debt	1,519	11,762
Current portion of capital lease obligations	187	267

Total current liabilities	44,469	60,479

Long-term debt	104,588	104,988
Capital lease obligations, net of current portion	227	272
Other liabilities	5,665	6,101

Total liabilities	154,949	171,840

Commitments and contingencies

Medical Staffing Network Holdings, Inc. (MSN) stockholders’ equity (deficit):
Common stock, $0.01 par value per share, 75,000 authorized: 30,490 and 30,315 issued and outstanding at March 29, 2009 and December 28, 2008, respectively	305	303
Additional paid-in capital	285,333	285,243
Accumulated other comprehensive loss	(3,218)	(3,424)
Accumulated deficit	(284,182)	(280,435)

Total MSN stockholders’ equity (deficit)	(1,762)	1,687
Noncontrolling interest in subsidiary	402	402

Total stockholders’ equity (deficit)	(1,360)	2,089

Total liabilities and stockholders’ equity (deficit)	$153,589	$173,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)	Three Months Ended
	March 29, 2009	March 30, 2008
Service revenues	$98,631	$145,223
Cost of services rendered	74,090	110,167

Gross profit	24,541	35,056

Operating expenses:
Selling, general and administrative	21,344	28,999
Depreciation and amortization	1,596	1,492
Restructuring and other charges	681	310
Impairment of goodwill	969	—

Income (loss) from operations	(49)	4,255
Loss on early extinguishment of debt	1,808	—
Interest expense, net	2,537	3,041
Other income	(719)	—

Income (loss) before provision for income taxes	(3,675)	1,214
Provision for income taxes	—	383

Consolidated net income (loss)	(3,675)	831
Net income – noncontrolling interest in subsidiary	72	55

Net income (loss) attributable to MSN	$(3,747)	$776

Basic and diluted net income (loss) per share attributable to MSN	$(0.12)	$0.03

Weighted average number of common shares outstanding:
Basic	30,474	30,314

Diluted	30,474	30,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended
	March 29, 2009	March 30, 2008
Operating activities
Net income (loss)	$(3,747)	$776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	969	—
Depreciation and amortization	1,596	1,492
Amortization of debt issuance cost	114	113
Deferred income taxes	—	383
Provision for (benefit from) doubtful accounts	(74)	467
Loss on early extinguishment of debt	1,808	—
Stock-based compensation expense	92	125
Non-cash interest expense	107	—
Changes in operating assets and liabilities:
Accounts receivable	10,753	(162)
Prepaid expenses and other current assets	612	530
Other assets	1,154	(75)
Accounts payable and accrued expenses	(3,858)	(149)
Accrued payroll and related liabilities	(1,787)	(996)
Other liabilities	(229)	88

Cash provided by operating activities	7,510	2,592

Investing activities
Purchases of furniture and equipment, net	(2,033)	(1,708)
Capitalized internal software costs	(588)	(402)

Cash used in investing activities	(2,621)	(2,110)

Financing activities
Net repayments under revolving credit facility	—	(1,235)
Principal payments on term loan	(10,750)	(250)
Payments of debt issuance costs	(2,970)	—
Principal payments under capital lease obligations	(125)	(74)
Dividends paid to holders of noncontrolling interest in subsidiary	(42)	—

Cash used in financing activities	(13,887)	(1,559)

Net decrease in cash and cash equivalents	(8,998)	(1,077)
Cash and cash equivalents at beginning of period	14,344	1,898

Cash and cash equivalents at end of period	$5,346	$821

Supplemental disclosure of cash flow information:
Interest paid	$9	$6

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$2,503	$3,118

Purchases of equipment through capital leases	$—	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary staffing services, including per diem, short term contracts and travel, in the United States (U.S.). The Company’s per diem healthcare staffing assignments (less than two weeks in duration), its short term contract-based healthcare staffing assignments (more than two weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by the Company’s per diem branches while longer length assignments are staffed by both its centralized travel offices and per diem branches. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

The Company currently provides its services through a network of over 75 per diem branch locations around the U.S. and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers the different services described above to aggregate into one segment. For the three months ended March 29, 2009 and March 30, 2008, temporary staffing services represented 99.4% and 99.7%, respectively, of the Company’s consolidated revenues, with permanent placements representing 0.6% and 0.3%, respectively, of the Company’s consolidated revenues.

Through its acquisition of InteliStaf Holdings, Inc., the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Reclassifications

Certain reclassifications have been made to the 2008 condensed consolidated financial statements to conform to the fiscal year 2009 presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2009.

Effective with the fiscal year beginning December 29, 2008, the Company adopted SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. SFAS No. 160 requires, among other items that, a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income be reported at amounts inclusive of both the Company’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and the noncontrolling interest, all on the consolidated statement of income; and, if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company applied the presentation and disclosure requirements of SFAS No. 160 retrospectively. Other than the change in presentation of the noncontrolling interest in subsidiary, the adoption of SFAS No. 160 had no impact on the Company’s financial position or its results of operations.

The condensed consolidated balance sheet as of December 28, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the Form 10-K).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value of Assets and Liabilities

In April 2009, the FASB issued a FASB Staff Position (FSP) on SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, (FSP FAS 107-1 and APB 28-1), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will implement SFAS No. 162 in accordance with the effective date, which is 60 days following the Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

3. FAIR VALUE OF ASSETS AND LIABILITIES

Due to their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values at March 29, 2009 and December 28, 2008.

The Company estimates that, based on current market conditions, the fair value of its total debt obligations under the Amended and Restated Senior Credit Facility would be $83.8 million compared to the book value of $106.1 million at March 29, 2009.

Effective with the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) and FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 141 (R), Business Combinations (SFAS No. 141 (R)), regardless of whether those assets and liabilities are related to leases.

Effective with the fiscal year beginning December 29, 2008, the Company adopted FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), with no material impact on its consolidated financial position or its results of operations. FSP FAS 157-2 deferred for one year the effective date of SFAS No. 157 for certain nonfinancial assets and certain nonfinancial liabilities.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.

At March 29, 2009, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 10). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of March 29, 2009 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at March 29, 2009 Using			Total Carrying Value at March 29, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability:
Derivative financial instrument	$—	$(3,218)	$—	$(3,218)

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

Gross revenues of associate partners and net revenues recognized in the condensed consolidated statements of operations for the three months ended March 29, 2009 and March 30, 2008 are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Gross revenues of associate partners	$12,602	$13,024
Net revenues recognized	477	391

5. ACQUISITIONS

During the three months ended March 30, 2008, the Company accrued $0.3 million of additional consideration related to a preliminary calculation of a previous acquisition based upon the potential achievement of certain financial results to date, all of which has been allocated to goodwill. The Company accrued $0.7 million of additional consideration in the second quarter of 2008 and ultimately paid the combined $1.0 million in the third quarter of 2008.

6. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2009, the Company closed/merged three per diem branches, implemented various cost containment initiatives and eliminated 100 branch, corporate and operations personnel. As a result, the Company recorded charges of $0.7 million related to severance and lease terminations. A breakdown of the $0.7 million liability incurred for the first quarter 2009 is as follows (in thousands):

	Initial Liability	Cash paid through Mar. 29, 2009	Accrued at Mar. 29, 2009
Lease termination costs	$136	$14	$122	(1)
Employee termination costs	359	259	100	(1)
Other	186	94	92	(1)

Total	$681	$367	$314

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

In the first quarter of 2008, the Company terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. In October 2008, the Company realigned its per diem branch network and closed/merged 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, the Company incurred charges of $1.2 million related to severance costs and lease termination fees in the fourth quarter of 2008.

A breakdown of the $1.2 million liability incurred for the October 2008 plan is as follows (in thousands):

	Initial Liability	Cash paid through Mar. 29, 2009	Accrued at Mar. 29, 2009
Lease termination costs	$990	$512	$478	(1)
Employee termination costs	174	174	—

Total	$1,164	$686	$478

(1)	Included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.

7. IMPAIRMENT OF GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company reviews its reporting units for impairment indicators on a quarterly basis. Coinciding with the closure/merger of three per diem branches during the first quarter of fiscal 2009 (see Note 6), the Company recorded a non-cash impairment charge of approximately $1.0 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the three months ended March 29, 2009.

No goodwill impairment was recorded in the first quarter of fiscal 2008. However, the Company recorded an aggregate of $126.7 million of goodwill impairment in the second and fourth quarter of fiscal 2008. See Note 6 of the Notes to Consolidated Financial Statements contained in the Form 10-K.

8. INCOME TAXES

In fiscal 2008, the Company recorded the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset. At March 29, 2009, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. The Company will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

The amount of unrecognized tax benefits at December 28, 2008, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There have been no material changes in unrecognized tax benefits since December 28, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2005, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations. The Company is not aware of any current examinations by any state taxing authorities that would have a material impact to its condensed consolidated financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for any of the periods presented.

9. LONG-TERM DEBT

On July 2, 2007, the Company entered into a $155.0 million senior credit facility (the Original Senior Credit Facility). The Original Senior Credit Facility was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan.

On March 12, 2009, the Company entered into an Amended and Restated Senior Credit Facility, which consists of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to the Company’s Original Senior Credit Facility are as follows: (i) the Company repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility during the first quarter of 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of 2009, the Company will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% to be paid in equal installments for the next four quarters, etc. until maturity, (v) a LIBOR floor of 2.5% was incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans, and (viii) the size of the Revolver was reduced to $18.0 million. As a result of entering into the Amended and Restated Senior Credit Facility, the Company recorded a loss from the early extinguishment of debt in the first quarter of 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan, Revolver or 2nd Term Loan and all of these loans continue to be secured by a lien on substantially all of the Company’s assets. In connection with the Amended and Restated Senior Credit Facility, the Company recorded debt issuance costs of $3.0 million in the first quarter of 2009 and will amortize these costs over the remaining term of the respective loans.

Pursuant to the terms of the Original Senior Credit Facility, the Company was required to make annual principal payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended and Restated Senior Credit Facility, the Company is now required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, the Company will be obligated to complete an excess cash flow calculation (as defined), which could result in the Company being required to prepay an additional amount of outstanding term loan borrowings.

Pursuant to the terms of the Amended and Restated Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of March 29, 2009, the Company had no borrowings outstanding under the Revolver. As of March 29, 2009, $7.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.4 million related to operating leases), resulting in $10.5 million of borrowing availability under the Revolver at March 29, 2009.

The Company has the option of utilizing either a prime interest rate (with a floor of 3.5% plus an applicable margin of 5.0% on the 1st Term Loan and 8.0% on the 2nd Term Loan) or LIBOR (with a floor of 2.5% plus an applicable margin of 6.0% on the 1st Term Loan and 9.0% on the 2nd Term Loan). Pursuant to the terms of the Amended and Restated Senior Credit Facility (originally required by the terms of the Original Senior Credit Facility), the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three year hedging agreement using three month LIBOR rates, whereby it hedged $62.5 million of variable rate debt at 4.975% (see Note 10).

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 10.98% at March 29, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at March 29, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at March 29, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly.

The Amended and Restated Senior Credit Facility is secured by a lien on substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations. The Amended and Restated Senior Credit Facility also requires maintenance of certain financial ratios and compliance with a minimum EBITDA target. There can be no assurance that the Company will be able to comply with these financial and other covenants during future periods. As of March 29, 2009, the Company was in compliance with all required financial covenants.

10. INTEREST RATE SWAP

As aforementioned in Note 9, the Company’s Original Senior Credit Facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations and this requirement was continued in the Amended and Restated Senior Credit Facility entered into on March 12, 2009. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the 2007 Swap Agreement at March 29, 2009 was $3.2 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ equity (deficit) sections of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a highly effective derivative designated as a cash flow hedge.

The Company was required to enter into the 2007 Swap Agreement to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation and not for trading purposes. Any differences paid or received under the terms of the 2007 Swap Agreement shall be recognized as adjustments to interest expense over the life of the interest rate swap, thereby adjusting the effective interest rate on the underlying debt obligation.

11. COMPREHENSIVE LOSS

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net income (loss) and unrealized gain (loss) on the derivative instrument for the three months ended March 29, 2009 and March 30, 2008. The following table sets forth the computation of comprehensive loss for the periods indicated:

(in thousands)	Three Months Ended
	March 29, 2009	March 30, 2008
Net income (loss) attributable to MSN	$(3,747)	$776
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on derivative, net of taxes	206	(1,858)

Total comprehensive loss attributable to MSN, net of taxes	$(3,541)	$(1,082)

12. NET INCOME (LOSS) PER SHARE

(in thousands, except per share information)	Three Months Ended
	March 29, 2009	March 30, 2008
Numerator:
Numerator for basic and diluted net income (loss) per share attributable to MSN	$(3,747)	$776

Denominator:

Denominator for basic net income (loss) per share attributable to MSN	30,474	30,314
Effect of dilutive shares:
Employee stock options	—	27

Denominator for diluted net income (loss) per share attributable to MSN-adjusted weighted average shares and assumed conversions	30,474	30,341

Basic and diluted net income (loss) per share attributable to MSN	$(0.12)	$0.03

For the three months ended March 29, 2009, approximately 2.0 million incremental options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For the three months ended March 30, 2008, approximately 2.0 million incremental options were excluded from the denominator for diluted net income per share as the impact of their conversion was anti-dilutive.

13. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended March 29, 2009 and March 30, 2008, the Company billed approximately $0.9 million and $0.7 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.4 million at both March 29, 2009 and December 28, 2008.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended March 29, 2009 and March 30, 2008, the Company billed approximately $0.1 million for its services and had a receivable balance from the healthcare system of less than $0.1 million at both March 29, 2009 and December 28, 2008.

The Company paid less than $0.1 million during each of the three months ended March 29, 2009 and March 30, 2008, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

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

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations. In addition, reference should be made to our audited consolidated financial statements and accompanying notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the Form 10-K). The discussion and analysis is organized as follows:

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 29, 2009 relative to the three months ended March 30, 2008 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of March 29, 2009.

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

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem staffing services in the United States (U.S.) as measured by revenues. More than two-thirds of our clients are acute care hospitals, clinics, surgical and ambulatory care centers, and governmental facilities. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

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

Our per diem healthcare staffing assignments which are less than two weeks in duration, our short term contract-based healthcare staffing assignments which are more than two weeks in duration, and our travel healthcare staffing assignments which are typically thirteen weeks in duration, place professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by our per diem branches, while longer length assignments are staffed by both the centralized travel offices and per diem branches. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

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

We serve our clients through what we believe to be the largest temporary healthcare staffing network in the U.S., comprised of over 75 per diem branches that provide nurse staffing on a per diem basis in 38 states, though we service all 50 states through our centralized travel nurse and allied health staffing divisions, whose offices are national in scope and serve as our direct contact with our healthcare professionals and clients.

Another element of our staffing business is vendor management service (VMS) agreements, whereby we provide a client facility a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

Our extensive client base includes thousands of healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We serve our clients through our active pool of approximately 27,000 temporary staff and healthcare professionals.

Industry Trends

Service revenues have been under intense pressure due to an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the worsening economic conditions and high unemployment rate, we believe that nurses in many households may become the primary wage earner, which could cause such nurses to potentially seek more traditional full-time employment. As hospitals are experiencing lower than projected, and in some cases, declining admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to current admissions levels, hospitals are carefully watching and are acting to reduce their variable costs, which includes the use of temporary staffing.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary staffing industry. In a March 2004 report, the U.S. Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, and although there can be no assurance, we believe that the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society and an increasing shortage of healthcare workers.

Acquisitions

We made no acquisitions during the first three months of fiscal 2009 and 2008.

Service Revenues

For the three months ended March 29, 2009 and March 30, 2008, temporary staffing services represented 99.4% and 99.7%, respectively, of our consolidated revenues, with permanent placements representing 0.6% and 0.3%, respectively, of our consolidated revenues. For each of the three months ended March 29, 2009 and March 30, 2008, approximately 68% of our revenues were derived from per diem nurse staffing (inclusive of short-term contracts staffed by per diem branches), 18% were derived from travel nurse staffing and 14% were derived from the staffing of various allied health professionals, such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations. Approximately 26% of first quarter 2009 per diem revenue was from short-term contract-based assignments.

For each of the three months ended March 29, 2009 and March 30, 2008, approximately 70% of our revenues were generated through our per diem branch network, 18% from travel staffing and 12% from allied health staffing.

Restructuring and Other Charges

In the first quarter of 2009, we closed/merged three per diem branches. We recorded a pre-tax charge of $0.7 million related to severance costs and lease termination fees associated with the closure/merger of the three per diem branches. In the first quarter of 2008, we terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. These charges can be found in the line item “Restructuring and other charges” on our condensed consolidated statement of operations for each of the three months ended March 29, 2009 and March 30, 2008, respectively.

Impairment of Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142), we review our reporting units for impairment indicators on a quarterly basis. Coinciding with the closure/merger of the three per diem branches during the first quarter of 2009, we recorded a non-cash impairment charge of approximately $1.0 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the three months ended March 29, 2009.

No goodwill impairment was recorded in the first quarter of fiscal 2008. However, we recorded an aggregate of $126.7 million of goodwill impairment in the second and fourth quarter of fiscal 2008. See Note 6 of the Notes to Consolidated Financial Statements contained in the Form 10-K.

Loss on Early Extinguishment of Debt

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility. As a result, we recorded a non-cash charge of $1.8 million in the first quarter of 2009 to write off a significant amount of unamortized debt issuance costs associated with our previous senior credit facility (the Original Senior Credit Facility). This charge appears in the line item “Loss on early extinguishment of debt” on our condensed consolidated statement of operations for the three months ended March 29, 2009.

Recent Accounting Pronouncements

Fair Value of Assets and Liabilities

In April 2009, the FASB issued a FASB Staff Position (FSP) on SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, (FSP FAS 107-1 and APB 28-1), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We will implement SFAS No. 162 in accordance with the effective date, which is 60 days following the Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended
	March 29, 2009	March 30, 2008
Service revenues	100.0%	100.0%
Cost of services rendered	75.1	75.9

Gross profit	24.9	24.1
Selling, general and administrative expenses	21.6	20.0
Depreciation and amortization expenses	1.6	1.0
Restructuring and other charges	0.7	0.2
Impairment of goodwill	1.0	—

Income (loss) from operations	—	2.9
Loss on early extinguishment of debt	1.8	—
Interest expense, net	2.6	2.1
Other income	(0.7)	—

Income (loss) before provision for income taxes	(3.7)	0.8
Provision for income taxes	—	0.3

Consolidated net income (loss)	(3.7)	0.5
Net income – noncontrolling interest in subsidiary	0.1	—

Net income (loss) attributable to MSN	(3.8)	0.5

Comparison of Three Months Ended March 29, 2009 to Three Months Ended March 30, 2008

Service Revenues. Service revenues decreased $46.6 million, or 32.1%, to $98.6 million for the three months ended March 29, 2009 as compared to $145.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to weak, and in some cases, declining hospital admissions, which resulted in a decrease in demand.

Branch-based per diem staffing service revenues decreased $33.7 million, or 32.8%, to $68.9 million for the three months ended March 29, 2009 as compared to $102.6 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the aforementioned softness in demand and the closure/merger of more than 20 locations during the second half of 2008 and the first quarter of 2009.

Revenues from our travel nurse staffing division decreased $7.9 million, or 30.9%, to $17.7 million for the three months ended March 29, 2009 as compared to $25.6 million for the comparable prior year period. The decrease was primarily due to fewer travel nurses on assignment in the first quarter of 2009.

Revenues from our allied health staffing division decreased $5.0 million, or 29.3%, to $12.0 million for the three months ended March 29, 2009 as compared to $17.0 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by pharmacy, imaging, laboratory and respiratory professionals partially offset by a higher number of hours worked by clinical research professionals.

Cost of Services Rendered. Cost of services rendered decreased $36.0 million, or 32.7%, to $74.1 million for the three months ended March 29, 2009 as compared to $110.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Gross Profit. Gross profit decreased $10.6 million, or 30.0%, to $24.5 million for the three months ended March 29, 2009 as compared to $35.1 million for the comparable prior year period. The decrease was primarily due to the lower revenue base in the first quarter of 2009, partially offset by gross margin improvement. Gross margin for the three months ended March 29, 2009 was 24.9% as compared to 24.1% for the comparable prior year period, an increase of 80 basis points primarily attributable to a continued focus on gross margin expansion.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $21.3 million, or 21.6% of revenues, for the three months ended March 29, 2009 as compared to $29.0 million, or 20.0% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the cost reduction plans implemented in fiscal year 2008.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 29, 2009 was $1.6 million as compared to $1.5 million for the comparable prior year period.

Restructuring and Other Charges. Restructuring and other charges for the three months ended March 29, 2009 was $0.7 million as compared to $0.3 million for the comparable prior year period. The first quarter 2009 amount represents the charges incurred with the aforementioned closure/merger of three per diem branches related to severance costs and lease termination fees. The first quarter 2008 amount represents costs incurred with the termination of an outsourcing program.

Impairment of Goodwill. We recorded a non-cash impairment charge to goodwill of $1.0 million for the three months ended March 29, 2009 due to the closure/merger of three per diem branches.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $1.8 million for the three months ended March 29, 2009. The non-cash charge was the result of entering into the Amended and Restated Senior Credit Facility, whereby we wrote off a significant amount of unamortized debt issuance costs related to the Original Senior Credit Facility.

Interest Expense, Net. Interest expense, net, for the three months ended March 29, 2009 decreased to $2.5 million, as compared to $3.0 million for the comparable prior year period. The decrease was attributable to lower average outstanding borrowings and a lower weighted average interest rate during the first quarter of 2009 that was partially offset by an increased weighted average interest rate towards the end of the first quarter, based on terms set forth in the Amended and Restated Senior Credit Facility.

Other Income. Other income was $0.7 million for the three months ended March 29, 2009 related to a recovery from a bankruptcy claim. The account receivable associated with this claim was written off in a prior period.

Provision for Income Taxes. Our effective income tax rate was 33.0% for the three months ended March 30, 2008. As a result of recording the tax effect from the 2008 non-cash goodwill impairment charges, the deferred tax liability changed to a deferred tax asset. We currently have a full valuation allowance on our deferred tax assets. We will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability and we do not expect that to occur in fiscal year 2009.

Noncontrolling Interest in Income of Subsidiary. Noncontrolling interest in income of subsidiary was less than $0.1million for the three months ended March 29, 2009 and March 30, 2008. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Income (Loss). As a result of the above, we had a net loss of $3.7 million for the three months ended March 29, 2009 as compared to net income of $0.8 million for the comparable prior year period.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December; however, in 2009 the anticipated demand was weaker than expected as a result of weak hospital admissions levels and, in some instances, contraction in hospital volumes. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

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

Cash flow provided by operations was $7.5 million for the three months ended March 29, 2009 as compared to $2.6 million for the three months ended March 30, 2008.

During the three months ended March 29, 2009, we used cash generated from operations and other cash on hand to: (i) fund investing activities of $2.6 million of cash capital expenditures and (ii) fund financing activities of $13.9 million including repayment of $10.8 million of outstanding term borrowings under our Original Senior Credit Facility.

As of March 29, 2009, we had net working capital of $24.7 million, as compared to $29.0 million as of December 28, 2008. The $4.3 million decrease was due to decreases in cash and cash equivalents, accounts receivable and other current assets of $9.0 million, $10.7 million and $0.6 million, respectively, partially offset by decreases in accounts payable and accrued expenses, accrued payroll and related liabilities and the current portion of long-term debt and capital lease obligations of $3.9 million, $1.8 million and $10.3 million, respectively. Available borrowings under the revolver portion of our Amended and Restated Senior Credit Facility are an important component of our liquidity.

Our stockholders’ deficit at March 29, 2009 was $1.4 million. Our 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million and 2009 non-cash write-offs of impairment of goodwill and loss on early extinguishment of debt aggregating $2.8 million has eliminated all of our stockholders’ equity. Our balance sheet at March 29, 2009 includes intangible assets and goodwill of $66.4 million.

On July 2, 2007, we entered into a $155.0 million Original Senior Credit Facility. The Original Senior Credit Facility was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan.

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility, which consists of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to our Original Senior Credit Facility are as follows: (i) we repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility during the first quarter of 2009, (ii) the financial covenants that we must meet were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of 2009, we will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% to be paid in equal installments for the next four quarters, etc. until maturity, (v) a London Interbank Offered Rate (LIBOR) floor of 2.5% was incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans, and (viii) the size of the Revolver was reduced to $18.0 million. As a result of entering into the Amended and Restated Senior Credit Facility, we recorded a loss from the early extinguishment of debt in the first quarter of 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan, Revolver or 2nd Term Loan and all of these loans continue to be secured by a lien on substantially all of our assets. In connection with the Amended and Restated Senior Credit Facility, we recorded debt issuance costs of $3.0 million in the first quarter of 2009 and will amortize these costs over the remaining useful lives of the respective loans.

Pursuant to the terms of the Original Senior Credit Facility, we were required to make annual principal payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended and Restated Senior Credit Facility, we are now required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, we will be obligated to complete an excess cash flow calculation (as defined), which could result in us being required to prepay an additional amount of outstanding term loan borrowings.

Pursuant to the terms of the Amended and Restated Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of March 29, 2009, we had no borrowings outstanding under the Revolver. As of March 29, 2009, $7.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to InteliStaf’s workers compensation policy and $0.4 million related to operating leases), resulting in $10.5 million of borrowing availability under the Revolver at March 29, 2009.

We have the option of utilizing either a prime interest rate (with a floor of 3.5% plus an applicable margin of 5.0% on the 1st Term Loan and 8.0% on the 2nd Term Loan) or LIBOR (with a floor of 2.5% plus an applicable margin of 6.0% on the 1st Term Loan and 9.0% on the 2 nd Term Loan). Pursuant to the terms of the Amended and Restated Senior Credit Facility (originally required by the terms of the Original Senior Credit Facility), we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%.

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 10.98% at March 29, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at March 29, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at March 29, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. For the three months ended March 29, 2009, the weighted average interest rate for loans under our Amended and Restated Senior Credit Facility was 8.19%. As of March 29, 2009, the blended rate for loans outstanding under the Amended and Restated Senior Credit Facility was 12.67%.

As the borrower under the Amended and Restated Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, we and our subsidiaries are subject to restrictions under the Amended and Restated Senior Credit Facility against incurring additional indebtedness and we are required to meet certain financial covenants during future periods. While we were in compliance with all applicable financial and other covenants at March 29, 2009, there can be no assurance that we will remain in compliance with those covenants during future periods.

Capital expenditures were $2.6 million (all purchased from cash flow from operations) for the three months ended March 29, 2009 and $2.4 million ($2.1 million purchased from cash flow from operations and $0.3 million purchased via a capital lease) for the comparable prior year period. The expenditures primarily related to the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

Because we rely on cash flow from operating activities as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from, among other reasons, an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

We believe that our cash flow from operations plus amounts available under the Revolver will be sufficient for us to meet our working capital, anticipated capital expenditures and debt repayment obligations for at least the next twelve months. No assurance can be given, however, that this will be the case given the risk factors disclosed elsewhere in this report. In the longer term, we may require additional equity and/or debt financing to meet our working capital requirements or to fund future acquisition activities, if any. There can be no assurance that additional financing will be available to us when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

During the three months ended March 29, 2009, we repaid $10.8 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility. There have been no other material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 28, 2008.

Critical Accounting Policies

In response to the SEC Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite useful life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close/merge one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the condensed consolidated statement of operations. In the first quarter of 2009, we recorded non-cash impairment charges to goodwill of $1.0 million, as discussed, in “Impairment of Goodwill”.

Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we review all long-lived assets including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate the assets may be impaired.

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

At March 29, 2009, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record income tax expense relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 28, 2008, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

These factors include the following:

•	If we are unable to attract qualified nurses and allied health professionals for our healthcare staffing business, our business could be negatively impacted;

•	Contraction of demand for our temporary nurses may continue if hospital admissions levels remain lower than expected and, in some instances, continue to decline;

•	Higher unemployment rates could have a negative impact on our ability to successfully recruit additional healthcare professionals;

•

Demand for healthcare staffing services could be significantly affected by the general level of economic activity and unemployment or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) in the United States;

•	Our ability to borrow under the Revolver portion of our Amended and Restated Senior Credit Facility may be limited;

•	Our ability to continue to remain in compliance with the financial and other covenants contained in our Amended and Restated Senior Credit Facility;

•	Our profitability may be impacted by our inability to leverage our cost structure;

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

•	Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business;

•	Our clients’ inability to pay for services could have an adverse impact on our results of operations and cash flows,

•	Healthcare reform could negatively impact our business opportunities, revenues and margins;

•	We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards;

•	We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could adversely impact our business;

•	We are dependent on the proper functioning of our information systems;

•	Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations;

•	We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities;

•	Significant legal actions could subject us to substantial uninsured liabilities;

•	We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our temporary healthcare professionals;

•	If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected;

•	Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and recruitment personnel;

•	The loss of key senior management personnel could adversely affect our ability to remain competitive;

•

We continue to have a substantial amount of goodwill on our balance sheet (even after the non-cash write-offs of goodwill recorded in fiscal 2008 and the first quarter of fiscal 2009). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses;

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

Additional information concerning these factors can be found in our filings with the SEC, including the Form 10-K. Forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated in light of these important factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Amended and Restated Senior Credit Facility. On March 29, 2009, we had borrowings of $43.5 million under the Amended and Restated Senior Credit Facility that were subject to variable rates, with a blended rate of 12.22%. As of March 29, 2009, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.4 million on an annual basis.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the fiscal quarter ended March 29, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. We have had no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 7, 2009	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 7, 2009	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.