Form 10-Q
period 2009-06-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2009-08-06
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

As of August 3, 2009, there were 30,489,567 shares of common stock, $0.01 par value, outstanding.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 28, 2009	December 28, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,985	$14,344
Accounts receivable, net of allowance for doubtful accounts of $914 and $1,379 at June 28, 2009 and December 28, 2008, respectively	50,146	70,375
Prepaid expenses	2,624	1,131
Other current assets	2,089	3,637

Total current assets	63,844	89,487

Furniture and equipment, net of accumulated depreciation of $23,739 and $26,594 at June 28, 2009 and December 28, 2008, respectively	12,951	11,751
Goodwill	58,704	59,916
Intangible assets, net of accumulated amortization of $8,305 and $7,162 at June 28, 2009 and December 28, 2008, respectively	6,900	8,043
Other assets, net of accumulated amortization of $179 and $680 at June 28, 2009 and December 28, 2008, respectively	3,994	4,732

Total assets	$146,393	$173,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$30,895	$40,378
Accrued payroll and related liabilities	5,382	8,072
Current portion of long-term debt	2,025	11,762
Current portion of capital lease obligations	201	267

Total current liabilities	38,503	60,479

Long-term debt, net of current portion	104,618	104,988
Capital lease obligations, net of current portion	173	272
Other liabilities	5,190	6,101

Total liabilities	148,484	171,840

Commitments and contingencies

Medical Staffing Network Holdings, Inc. (MSN) stockholders’ equity (deficit):
Common stock, $0.01 par value per share, 75,000 authorized: 30,490 and 30,315 issued and outstanding at June 28, 2009 and December 28, 2008, respectively	305	303
Additional paid-in capital	285,441	285,243
Accumulated other comprehensive loss	(2,976)	(3,424)
Accumulated deficit	(285,263)	(280,435)

Total MSN stockholders’ equity (deficit)	(2,493)	1,687
Noncontrolling interest in subsidiary	402	402

Total stockholders’ equity (deficit)	(2,091)	2,089

Total liabilities and stockholders’ equity (deficit)	$146,393	$173,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service revenues	$87,638	$143,029	$186,269	$288,252
Cost of services rendered	64,216	107,361	138,306	217,528

Gross profit	23,422	35,668	47,963	70,724

Operating expenses:
Selling, general and administrative	18,368	29,709	39,712	58,708
Depreciation and amortization	1,630	1,554	3,226	3,046
Restructuring and other charges	232	166	913	476
Impairment of goodwill	243	59,817	1,212	59,817
Impairment of intangible assets	—	3,100	—	3,100

Income (loss) from operations	2,949	(58,678)	2,900	(54,423)
Loss on early extinguishment of debt	—	—	1,808	—
Interest expense, net	3,940	2,694	6,477	5,735
Other income	—	—	(719)	—

Loss before benefit from income taxes	(991)	(61,372)	(4,666)	(60,158)
Benefit from income taxes	—	(8,717)	—	(8,334)

Consolidated net loss	(991)	(52,655)	(4,666)	(51,824)
Net income – noncontrolling interest in subsidiary	90	71	162	126

Net loss attributable to MSN	$(1,081)	$(52,726)	$(4,828)	$(51,950)

Basic and diluted net loss per share attributable to MSN	$(0.04)	$(1.74)	$(0.16)	$(1.71)

Weighted average number of common shares outstanding:
Basic and diluted	30,490	30,315	30,483	30,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	June 28, 2009	June 29, 2008
Operating activities
Net loss	$(4,828)	$(51,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charge	1,212	59,817
Intangible assets impairment charge	—	3,100
Depreciation and amortization	3,226	3,046
Amortization of debt issuance cost	293	227
Deferred income taxes	—	(8,334)
Provision for (benefit from) doubtful accounts	(316)	783
Loss on early extinguishment of debt	1,808	—
Stock-based compensation expense	200	250
Non-cash interest expense	643	—
Changes in operating assets and liabilities:
Accounts receivable	20,545	6,910
Prepaid expenses and other current assets	55	244
Other assets	1,607	4
Accounts payable and accrued expenses	(9,367)	(2,836)
Accrued payroll and related liabilities	(2,690)	225
Other liabilities	(463)	(14)

Cash provided by operating activities	11,925	11,472

Investing activities
Purchases of furniture and equipment, net	(2,144)	(2,627)
Capitalized internal software costs	(1,139)	(888)

Cash used in investing activities	(3,283)	(3,515)

Financing activities
Net repayments under revolving credit facility	—	(4,435)
Principal payments on term loan	(10,750)	(500)
Payments of debt issuance costs	(2,970)	—
Principal payments under capital lease obligations	(165)	(183)
Dividends paid to holders of noncontrolling interest in subsidiary	(116)	(236)

Cash used in financing activities	(14,001)	(5,354)

Net increase (decrease) in cash and cash equivalents	(5,359)	2,603
Cash and cash equivalents at beginning of period	14,344	1,898

Cash and cash equivalents at end of period	$8,985	$4,501

Supplemental disclosure of cash flow information:
Interest paid	$1,044	$324

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$5,048	$5,584

Purchases of equipment through capital leases	$—	$596

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary (predominately healthcare) staffing services including per diem, short term contracts and travel, in the United States (U.S.). The Company’s per diem healthcare staffing assignments (less than two weeks in duration), its short term contract-based healthcare staffing assignments (more than two weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by the Company’s per diem branches while longer length assignments are staffed by both its centralized travel offices and per diem branches. The Company also provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

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

For each of the three months ended June 28, 2009 and June 29, 2008, temporary staffing services represented 99.6% of the Company’s consolidated revenues, with permanent placements representing 0.4% of the Company’s consolidated revenues. For the six months ended June 28, 2009 and June 29, 2008, temporary staffing services represented 99.5% and 99.7%, respectively, of the Company’s consolidated revenues, with permanent placements representing 0.5% and 0.3%, respectively, of the Company’s consolidated revenues.

The Company holds a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Reclassifications

Certain reclassifications have been made to the fiscal year 2008 condensed consolidated financial statements to conform to the fiscal year 2009 presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2009.

Effective with the fiscal year beginning December 29, 2008, the Company adopted SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the company. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income be reported at amounts inclusive of both the Company’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and the noncontrolling interest, all on the consolidated statement of income; and, if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company applied the presentation and disclosure requirements of SFAS No. 160 retrospectively. Other than the change in presentation of the noncontrolling interest in its subsidiary, the adoption of SFAS No. 160 had no impact on the Company’s financial position or its results of operations.

The Company’s condensed consolidated balance sheet as of December 28, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the Form 10-K).

2. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS No. 168). The codification contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities (Codification). This Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which modifies current guidance in the auditing literature of the American Institute of Certified Public Accountants (AICPA) Auditing Standards (AU) Section 560, and is effective for interim or annual financial periods ending after June 15, 2009. The modifications require the two types of subsequent events to be named, as either recognized or non-recognized subsequent events, modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued, and require entities to disclose the date through which they have evaluated subsequent events and the basis for that date. The Company adopted the provisions of SFAS No. 165 as of June 28, 2009 and evaluated the impact of subsequent events through August 6, 2009, representing the date at which the June 28, 2009 condensed consolidated financial statements were issued. No recognized or non-recognized subsequent events were identified requiring recognition in the condensed consolidated financial statements or disclosure in the accompanying notes to the condensed consolidated financial statements.

3. FAIR VALUE OF ASSETS AND LIABILITIES

Due to their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values at June 28, 2009 and December 28, 2008. The Company estimates that the fair value of its total debt obligations under the Amended and Restated Senior Credit Facility (as defined later) would be $88.5 million compared to the book value of $106.6 million at June 28, 2009. The fair value was calculated using a discounted cash flow method of future cash outflows relating to debt service amortization and interest expense pursuant to the applicable terms of the 1st Term Loan (as defined in Note 9) and the 2nd Term Loan (as defined in Note 9).

Effective with the fiscal year beginning December 31, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) and FASB Staff Position (FSP) on FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1). SFAS No. 157 establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 141 (R), Business Combinations (SFAS No. 141 (R)), regardless of whether those assets and liabilities are related to leases.

Effective with the fiscal year beginning December 29, 2008, the Company adopted FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), with no material impact on its consolidated financial position or its results of operations. FSP FAS 157-2 deferred for one year the effective date of SFAS No. 157 for certain nonfinancial assets and certain nonfinancial liabilities.

Effective with the quarter ending June 28, 2009, the Company adopted FSP SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, (FSP FAS 107-1 and APB 28-1), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption.

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

At June 28, 2009, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 10). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of June 28, 2009 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at June 28, 2009 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 28, 2009
Liability:
Derivative financial instrument	$—	$(2,976)	$—	$(2,976	)(1)

(1)	Included in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the Company’s condensed consolidated balance sheet.

4. REVENUE RECOGNITION

The Company’s service revenues consist almost entirely of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business within vendor management service (VMS) agreements is the use of unaffiliated companies (associate partners) and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the associate partners serve as subcontractors. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel, and the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

Gross revenues of associate partners and net revenues recognized in the condensed consolidated statements of operations for the three and six months ended June 28, 2009 and June 29, 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Gross revenues of associate partners	$8,919	$15,024	$21,521	$28,048
Net revenues recognized	308	537	785	928

5. ACQUISITIONS

During the six months ended June 28, 2009, the Company made no acquisitions or additional consideration relating to prior year acquisitions. During the six months ended June 29, 2008, the Company accrued approximately $1.0 million of additional consideration related to a fiscal year 2007 acquisition regarding the achievement of certain financial results, all of which was allocated to goodwill. The Company ultimately paid the $1.0 million of additional consideration in the third quarter of fiscal 2008.

6. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2009, the Company closed/merged three per diem branches, implemented various cost containment initiatives and eliminated 100 branch, corporate and operations personnel (Q1’09 Plan). As a result, the Company recorded charges of $0.7 million related to severance and lease terminations. In the second quarter of fiscal 2009, the Company closed/merged one per diem branch, implemented cost containment initiatives and eliminated 50 branch, corporate and operations personnel (Q2’09 Plan). As a result, the Company recorded charges of $0.2 million related to severance and lease terminations. A breakdown of the combined $0.9 million liability incurred for the first six months of fiscal 2009 and the remaining liability at June 28, 2009 is as follows (in thousands):

	Initial Liability Q1’09 Plan	Initial Liability Q2’09 Plan	Combined Liability ‘09 Plans	Cash Paid Through June 28, 2009	Accrued at June 28, 2009
Lease termination costs	$136	$57	$193	$87	$106	(1)
Employee termination costs	359	114	473	468	5	(1)
Other	186	61	247	185	62	(1)

Total	$681	$232	$913	$740	$173	(1)

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s condensed consolidated balance sheet.

In the first quarter of fiscal 2008, the Company terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million, all of which has been paid. In June 2008, the Company eliminated over 100 corporate and branch positions due to the weakening economy. As a result, the Company recorded a pre-tax charge of $0.2 million in the second quarter of fiscal 2008 related to severance costs, all of which has been paid. In October 2008, the Company realigned its per diem branch network and closed/merged 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, the Company incurred charges of $1.2 million related to severance costs and lease termination fees in the fourth quarter of fiscal 2008.

A breakdown of the $1.2 million liability incurred for the October 2008 plan is as follows (in thousands):

	Initial Liability	Cash paid through June 28, 2009	Accrued at June 28, 2009
Lease termination costs	$990	$604	$386	(1)
Employee termination costs	174	174	—

Total	$1,164	$778	$386

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s condensed consolidated balance sheet.

7. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company reviews its reporting units for impairment indicators on a quarterly basis. Coinciding with the closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch during the second quarter of fiscal 2009 (see Note 6), the Company recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill. These amounts are included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the respective fiscal quarter and the total is included in the six months ended June 28, 2009.

During the second quarter of fiscal 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected the Company’s second quarter results, the Company reassessed the forward-looking short-, mid- and long term growth rates of its various reporting units. It was at this time that the Company believed an indicator of impairment might be present, as based on current information, the Company’s estimated future growth rates were now lower than what the Company had previously considered. Accordingly, the Company performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of its reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, the Company recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the three and six months ended June 29, 2008. The Company also recorded approximately $66.9 million of goodwill impairment in conjunction with its annual assessment of goodwill in the fourth quarter of fiscal 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company did not record any impairment of intangible assets for the three and six months ended June 28, 2009.

In the discounted cash flow model used in the aforementioned second quarter of fiscal 2008 interim goodwill impairment testing, the Company lowered its projected growth rates for each of its reporting units. As future estimated growth rates were reduced, the Company believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s condensed consolidated statements of operations for the three and six months ended June 29, 2008.

8. INCOME TAXES

In fiscal 2008, the Company recorded the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset. At June 28, 2009, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. The Company will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

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

On March 12, 2009, the Company entered into an Amended and Restated Senior Credit Facility consisting of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to the Company’s Original Senior Credit Facility are as follows: (i) the Company repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility during the first quarter of fiscal 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, the Company will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a LIBOR floor of 2.5% was incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Long-term debt, net of current portion” in the liabilities and stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. The size of the Revolver will decrease by $0.5 million each time the outstanding balance of letters of credit decreases by an aggregate $0.5 million. As a result of entering into the Amended and Restated Senior Credit Facility, the Company recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of the Company’s assets. In connection with the Amended and Restated Senior Credit Facility, the Company recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and will amortize these costs over the remaining term of the respective loans.

Pursuant to the terms of the Original Senior Credit Facility, the Company was required to make annual principal payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended and Restated Senior Credit Facility, the Company is now required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of fiscal 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, the Company will be obligated to complete an excess cash flow calculation (as defined), which could result in the Company being required to prepay an additional amount of outstanding term loan borrowings.

Pursuant to the terms of the Amended and Restated Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of June 28, 2009, the Company had no borrowings outstanding under the Revolver. As of June 28, 2009, $7.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to an acquisition’s pre-acquisition workers compensation policy and $0.4 million related to operating leases), resulting in $10.5 million of borrowing availability under the Revolver at June 28, 2009.

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

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 12.83% at June 28, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at June 28, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at June 28, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly.

The Amended and Restated Senior Credit Facility is secured by a lien on substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends and restrict additional indebtedness and obligations. The Amended and Restated Senior Credit Facility also requires maintenance of certain financial ratios and compliance with a minimum EBITDA target. There can be no assurance that the Company will be able to comply with these financial and other covenants during future periods. As of June 28, 2009, the Company was in compliance with all required financial covenants.

10. INTEREST RATE SWAP

As discussed in Note 9, the Company’s Original Senior Credit Facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations, and this requirement was continued in the Amended and Restated Senior Credit Facility entered into on March 12, 2009. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the 2007 Swap Agreement at June 28, 2009 was $3.0 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ equity (deficit) section of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a highly effective derivative designated as a cash flow hedge.

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

11. COMPREHENSIVE LOSS

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss and unrealized gain (loss) on the derivative instrument for each of the three and six months ended June 28, 2009 and June 29, 2008. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net loss attributable to MSN	$(1,081)	$(52,726)	$(4,828)	$(51,950)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on derivative, net of taxes	242	1,629	448	(229)

Total comprehensive loss attributable to MSN, net of taxes	$(839)	$(51,097)	$(4,380)	$(52,179)

12. NET LOSS PER SHARE

	Three Months Ended		Six Months Ended
(in thousands, except per share information)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator:
Numerator for basic and diluted net loss per share attributable to MSN	$(1,081)	$(52,726)	$(4,828)	$(51,950)

Denominator:
Denominator for basic net loss per share attributable to MSN	30,490	30,315	30,483	30,314
Effect of dilutive shares:
Employee stock options	—	—	—	—

Denominator for diluted loss per share attributable to MSN-adjusted weighted average shares and assumed conversions	30,490	30,315	30,483	30,314

Basic and diluted net loss per share attributable to MSN	$(0.04)	$(1.74)	$(0.16)	$(1.71)

For each of the three and six months ended June 28, 2009 and June 29, 2008, approximately 2.1 million and 2.0 million, respectively, incremental options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

13. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended June 28, 2009 and June 29, 2008, the Company billed approximately $0.9 million and $0.8 million, respectively, for its services. During the six months ended June 28, 2009 and June 29, 2008, the Company billed approximately $1.7 million and $1.4 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.4 million at both June 28, 2009 and December 28, 2008.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended June 28, 2009 and June 29, 2008, the Company billed approximately $0.1 million for its services. During the six months ended June 28, 2009 and June 29, 2008, the Company billed approximately $0.2 million and $0.1 million, respectively, for its services. The Company had a receivable balance from the healthcare system of less than $0.1 million at both June 28, 2009 and December 28, 2008.

The Company paid less than $0.1 million during each of the three and six months ended June 28, 2009 and June 29, 2008, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

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

Introduction

The section contains management’s discussion and analysis of financial condition and results of operations and is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations. In addition, reference should be made to our audited consolidated financial statements and accompanying notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the Form 10-K). The discussion and analysis is organized as follows:

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 28, 2009 relative to the three and six months ended June 29, 2008 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of June 28, 2009.

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

Our per diem healthcare staffing assignments (which are less than two weeks in duration), our short term contract-based healthcare staffing assignments (which are more than two weeks in duration), and our travel healthcare staffing assignments (which are typically thirteen weeks in duration), place professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by our per diem branches, while longer length assignments are staffed by both the centralized travel offices and per diem branches. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

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

We serve our clients through what we believe to be the largest temporary healthcare staffing network in the U.S., comprised of over 75 per diem branches that provide nurse staffing on a per diem basis in 37 states, though we service all 50 states through our centralized travel nurse and allied health staffing divisions, whose offices are national in scope and serve as our direct contact with our healthcare professionals and clients.

Another element of our staffing business are vendor management service (VMS) agreements. Through VMS agreements, we provide a client facility a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

Our extensive client base includes thousands of healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We serve our clients through our active pool of approximately 27,000 temporary staff and healthcare professionals.

Industry Trends

Service revenues continue to be under intense pressure due to an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the current economic conditions and high unemployment rate, we believe that nurses in many households may become the primary wage earner, which could cause such nurses to potentially seek more traditional full-time employment. As hospitals continue to experience lower than projected, and in some cases, declining admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to aforementioned admissions levels, hospitals are carefully controlling and actively looking to reduce their variable costs, which includes the use of temporary healthcare staffing.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary healthcare staffing industry. In a March 2004 report, the U.S. Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than one million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, and although there can be no assurance, we believe that the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels due in large part to an aging society and an increasing shortage of healthcare workers.

Acquisitions

We made no acquisitions during the first six months of fiscal 2009 or 2008.

Service Revenues

For each of the three months ended June 28, 2009 and June 29, 2008, temporary staffing services represented 99.6% of our consolidated revenues, with permanent placements representing 0.4% of our consolidated revenues. For the six months ended June 28, 2009 and June 29, 2008, temporary staffing services represented 99.5% and 99.7%, respectively, of our consolidated revenues, with permanent placements representing 0.5% and 0.3%, respectively, of our consolidated revenues. For both the three and six months ended June 28, 2009, approximately 26% of per diem revenue was from short-term contract-based assignments.

For the three months ended June 28, 2009 and June 29, 2008, approximately 69% and 67%, respectively, of our revenues were derived from per diem nurse staffing (inclusive of short-term contracts staffed by per diem branches), 16% and 18%, respectively, were derived from travel nurse staffing and 15% and 15%, respectively, were derived from the staffing of various allied health professionals (through our centralized allied hub and per diem branches), such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the three months ended June 28, 2009 and June 29, 2008, approximately 71% and 69%, respectively, of our revenues were generated through our per diem branch network, 16% and 18%, respectively, from travel staffing and 13% and 13%, respectively, from allied health staffing.

For the six months ended June 28, 2009 and June 29, 2008, approximately 69% and 68%, respectively, of our revenues were derived from per diem nurse staffing (inclusive of short-term contracts staffed by per diem branches), 17% and 18%, respectively, were derived from travel nurse staffing and 14% and 14%, respectively, were derived from the staffing of various allied health professionals (through our centralized allied hub and per diem branches), such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For each of the six months ended June 28, 2009 and June 29, 2008, approximately 70% of our revenues were generated through our per diem branch network. Additionally, 17% and 18%, respectively, of our revenues were generated from travel staffing and 13% and 12%, respectively, were generated from allied health staffing.

Restructuring and Other Charges

In the first quarter of fiscal 2009, we closed/merged three per diem branches and recorded a pre-tax charge of $0.7 million in that quarter, related to severance costs and lease termination fees associated with the closure/merger of the three per diem branches. In the second quarter of fiscal 2009, we closed/merged one per diem branch and recorded a pre-tax charge of $0.2 million in the quarter, related to severance costs and lease terminations fees. These charges can be found in the line item “Restructuring and other charges” on our condensed consolidated statement of operations for the respective fiscal quarter and for the six months ended June 28, 2009.

In the first quarter of fiscal 2008, we terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. In June 2008, we eliminated over 100 corporate and branch positions due to the weakening economy. As a result, we recorded a pre-tax charge of $0.2 million in the second quarter of fiscal 2008 related to severance costs. These charges can be found in the line item “Restructuring and other charges” on our condensed consolidated statement of operations for the respective fiscal quarter and for the six months ended June 29, 2008.

Impairment of Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142), we review our reporting units for impairment indicators on a quarterly basis. Coinciding with the closure/merger of the three per diem branches during the first quarter of fiscal 2009 and one per diem branch during the second quarter of fiscal 2009, we recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill. These amounts are included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the respective fiscal quarter and for the six months ended June 28, 2009.

During the second quarter of fiscal 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected our second quarter results, we reassessed the forward-looking short-, mid- and long term growth rates, of our various reporting units. It was at this time that we believed an indicator of impairment might be present, as based on current information, our estimated future growth rates were now lower than what we had previously considered. Accordingly, we performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of our reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the three and six months ended June 29, 2008. We also recorded approximately $66.9 million of goodwill impairment in the fourth quarter of fiscal 2008.

Pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we review all long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets for the three and six months ended June 28, 2009.

In the discounted cash flow model used in the second quarter of fiscal 2008 interim goodwill impairment testing, we lowered our projected growth rates for each of our reporting units. As future estimated growth rates were reduced, we believed an indicator may be present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the three and six months ended June 29, 2008.

Loss on Early Extinguishment of Debt

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility. As a result, we recorded a non-cash charge of $1.8 million in the first quarter of fiscal 2009 to write off a significant amount of unamortized debt issuance costs associated with a previous senior credit facility (the Original Senior Credit Facility). This charge appears in the line item “Loss on early extinguishment of debt” on our condensed consolidated statement of operations for the six months ended June 28, 2009.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS No. 168). The codification contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities (Codification). This Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe that the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which modifies current guidance in the auditing literature of the American Institute of Certified Public Accountants (AICPA) Auditing Standards (AU) Section 560, and is effective for interim or annual financial periods ending after June 15, 2009. The modifications require the two types of subsequent events to be named, as either recognized or non-recognized subsequent events, modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued, and require entities to disclose the date through which they have evaluated subsequent events and the basis for that date. We adopted the provisions of SFAS No. 165 as of June 28, 2009 and evaluated the impact of subsequent events through August 6, 2009, representing the date at which the June 28, 2009 condensed consolidated financial statements were issued. No recognized or non-recognized subsequent events were identified requiring recognition in the condensed consolidated financial statements or disclosure in the accompanying notes to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	73.3	75.1	74.3	75.5

Gross profit	26.7	24.9	25.7	24.5
Selling, general and administrative expenses	21.0	20.8	21.3	20.3
Depreciation and amortization expenses	1.9	1.0	1.7	1.0
Restructuring and other charges	0.2	0.1	0.5	0.2
Impairment of goodwill	0.2	41.8	0.6	20.8
Impairment of intangible assets	—	2.2	—	1.1

Income (loss) from operations	3.4	(41.0)	1.6	(18.9)
Loss on early extinguishment of debt	—	—	1.0	—
Interest expense, net	4.5	1.9	3.5	2.0
Other income	—	—	(0.4)	—

Loss before benefit from income taxes	(1.1)	(42.9)	(2.5)	(20.9)
Benefit from income taxes	—	(6.1)	—	(2.9)

Consolidated net loss	(1.1)	(36.8)	(2.5)	(18.0)
Net income – noncontrolling interest in subsidiary	0.1	0.1	0.1	—

Net loss attributable to MSN	(1.2)	(36.9)	(2.6)	(18.0)

Comparison of Three Months Ended June 28, 2009 to Three Months Ended June 29, 2008

Service Revenues. Service revenues decreased $55.4 million, or 38.7%, to $87.6 million for the three months ended June 28, 2009 as compared to $143.0 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to weak, and in some cases, declining hospital admissions, which resulted in a softness and corresponding decrease in demand.

Branch-based per diem staffing service revenues decreased $37.0 million, or 37.3%, to $62.2 million for the three months ended June 28, 2009 as compared to $99.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the aforementioned softness in demand and the closure/merger of more than 20 per diem locations since October 2008.

Revenues from our travel nurse staffing division decreased $11.6 million, or 45.1%, to $14.0 million for the three months ended June 28, 2009 as compared to $25.6 million for the comparable prior year period. The decrease was primarily due to fewer travel nurses on assignment in the second quarter of 2009 compared to the prior year period due in large part to the decrease in client orders.

Revenues from our allied health staffing division decreased $6.8 million, or 37.4%, to $11.4 million for the three months ended June 28, 2009 as compared to $18.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by pharmacy, imaging, laboratory and respiratory professionals.

Cost of Services Rendered. Cost of services rendered decreased $43.1 million, or 40.2%, to $64.2 million for the three months ended June 28, 2009 as compared to $107.3 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Gross Profit. Gross profit decreased $12.3 million, or 34.3%, to $23.4 million for the three months ended June 28, 2009 as compared to $35.7 million for the comparable prior year period. The decrease was primarily due to the lower revenue base in the second quarter of 2009, partially offset by gross margin improvement. Gross margin for the three months ended June 28, 2009 was 26.7% as compared to 24.9% for the comparable prior year period, an increase of 180 basis points primarily attributable to a continued focus on gross margin expansion and a recent favorable trend in the actuarial valuations of our self-insurance accrued liabilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $18.4 million, or 21.0% of revenues, for the three months ended June 28, 2009 as compared to $29.7 million, or 20.8% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the various cost containment initiatives implemented over the past few quarters.

Depreciation and Amortization. Depreciation and amortization was $1.6 million for the three months ended June 28, 2009 and June 29, 2008.

Restructuring and Other Charges. Restructuring and other charges was $0.2 million for the three months ended June 28, 2009 and June 29, 2008. The second quarter fiscal 2009 amount represents the charges incurred with the aforementioned closure/merger of one per diem branch related to severance costs and lease termination fees. The second quarter fiscal 2008 amount represents severance costs associated with the elimination of over 100 corporate and branch positions.

Impairment of Goodwill. We recorded a non-cash impairment charge to goodwill of $0.2 million for the three months ended June 28, 2009 due to the closure/merger of one per diem branch. Impairment of goodwill was $59.8 million for the three months ended June 29, 2008. During our quarterly review in the second quarter of fiscal 2008, we assessed that there were indicators of potential impairment at our reporting units. An analysis was performed and we determined that goodwill at a number of our reporting units was impaired due to reduced projected operating results. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill.

Impairment of Intangible Assets. We did not record impairment of intangible assets for the three months ended June 28, 2009. Impairment of intangible assets was $3.1 million for the three months ended June 29, 2008. Based on the results of the interim goodwill testing, we noted that an indicator was present for potential impairment of an intangible asset, trade names. We updated our analysis of the fair value of our trade name and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $3.1 million to recognize the impairment.

Interest Expense, Net. Interest expense, net, for the three months ended June 28, 2009 increased to $3.9 million, as compared to $2.7 million for the comparable prior year period. The increase was attributable to a higher weighted average interest rate during the second quarter of 2009 that was partially offset by lower average outstanding borrowings.

Benefit from Income Taxes. As a result of recording the tax effect from the fiscal year 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we currently have a full valuation allowance on our deferred tax assets, we will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability. We do not expect that to occur in fiscal year 2009. Our effective income tax benefit rate was 14.2% for the three months ended June 29, 2008.

Noncontrolling Interest in Income of Subsidiary. Noncontrolling interest in income of subsidiary was less than $0.1 million for the three months ended June 28, 2009 and June 29, 2008. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Loss. As a result of the above, we had a net loss of $1.1 million for the three months ended June 28, 2009 as compared to a $52.7 million net loss for the comparable prior year period.

Comparison of Six Months Ended June 28, 2009 to Six Months Ended June 29, 2008

Service Revenues. Service revenues decreased $102.0 million, or 35.4%, to $186.3 million for the six months ended June 28, 2009 as compared to $288.3 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to weak, and in some cases, declining hospital admissions, which resulted in a softness and corresponding decrease in demand.

Branch-based per diem staffing service revenues decreased $70.7 million, or 35.0%, to $131.2 million for the six months ended June 28, 2009 as compared to $201.9 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the aforementioned softness in demand and the closure/merger of more than 20 per diem locations since October 2008.

Revenues from our travel nurse staffing division decreased $19.5 million, or 38.0%, to $31.7 million for the six months ended June 28, 2009 as compared to $51.2 million for the comparable prior year period. The decrease was primarily due to fewer travel nurses on assignment in the first six months of 2009 compared to the prior year period due in large part to the decrease in client orders.

Revenues from our allied health staffing division decreased $11.8 million, or 33.5%, to $23.4 million for the six months ended June 28, 2009 as compared to $35.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by pharmacy, imaging, laboratory and respiratory professionals partially offset by a higher number of hours worked by clinical research professionals.

Cost of Services Rendered. Cost of services rendered decreased $79.3 million, or 36.4%, to $138.3 million for the six months ended June 28, 2009 as compared to $217.6 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Gross Profit. Gross profit decreased $22.7 million, or 32.2%, to $48.0 million for the six months ended June 28, 2009 as compared to $70.7 million for the comparable prior year period. The decrease was primarily due to the lower revenue base in the first two quarters of 2009, partially offset by gross margin improvement. Gross margin for the six months ended June 28, 2009 was 25.7% as compared to 24.5% for the comparable prior year period, an increase of 120 basis points primarily attributable to a continued focus on gross margin expansion and a recent favorable trend in the actuarial valuations of our self-insurance accrued liabilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $39.7 million, or 21.3% of revenues, for the six months ended June 28, 2009 as compared to $58.7 million, or 20.3% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the various cost containment initiatives implemented over the past few quarters.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 28, 2009 was $3.2 million as compared to $3.0 million for the comparable prior year period.

Restructuring and Other Charges. Restructuring and other charges for the six months ended June 28, 2009 was $0.9 million as compared to $0.5 million for the comparable prior year period. The fiscal year 2009 amount represents the charges incurred with the aforementioned closure/merger of four per diem branches related to severance costs and lease termination fees. The fiscal year 2008 amount was comprised of $0.3 million related to costs incurred with the termination of an outsourcing program and $0.2 million of severance payments related to a second quarter initiative.

Impairment of Goodwill. We recorded a non-cash impairment charge to goodwill of $1.2 million for the six months ended June 28, 2009 due to the closure/merger of four per diem branches. Impairment of goodwill was $59.8 million for the six months ended June 29, 2008. During our second quarter of fiscal 2008, we assessed that there were indicators of potential impairment at our reporting units. An analysis was performed and we determined that goodwill at a number of our reporting units was impaired due to reduced projected operating results. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill in the second quarter of fiscal 2008.

Impairment of Intangible Assets. We did not record impairment of intangible assets for the six months ended June 28, 2009. Impairment of intangible assets was $3.1 million for the six months ended June 29, 2008. Based on the results of our second quarter interim goodwill testing, we noted that an indicator was present for potential impairment of an intangible asset, trade names. We updated our analysis of the fair value of our trade name and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $3.1 million to recognize the impairment.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $1.8 million for the six months ended June 28, 2009. The non-cash charge was the result of entering into the Amended and Restated Senior Credit Facility, whereby we wrote off a significant amount of unamortized debt issuance costs related to the Original Senior Credit Facility.

Interest Expense, Net. Interest expense, net, for the six months ended June 28, 2009 increased to $6.5 million, as compared to $5.7 million for the comparable prior year period. The increase was attributable to a higher weighted average interest rate during the second quarter of 2009 that was partially offset by lower average outstanding borrowings.

Other Income. Other income was $0.7 million for the six months ended June 28, 2009 related to a recovery from a bankruptcy claim. The accounts receivable associated with this claim was written off in a prior period.

Benefit from Income Taxes. As a result of recording the tax effect from the fiscal year 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we currently have a full valuation allowance on our deferred tax assets, we will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability. We do not expect that to occur in fiscal year 2009. Our effective income tax benefit rate was 13.8% for the six months ended June 29, 2008.

Noncontrolling Interest in Income of Subsidiary. Noncontrolling interest in income of subsidiary was $0.2 million for the six months ended June 28, 2009 as compared to $0.1 million for the comparable prior year period. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Loss. As a result of the above, we had a net loss of $4.8 million for the six months ended June 28, 2009 as compared to a $52.0 million net loss for the comparable prior year period.

Seasonality

Due to regional and seasonal fluctuations in the hospital patient census of our various hospital and healthcare facility clients, and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December; however, in 2009 the anticipated demand was weaker than expected as a result of the current state of hospital admissions levels. This pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Impact of Current Economic Conditions on our Business

Our business, along with the business of many of our competitors, is currently being negatively impacted by difficult economic conditions in the markets in which we operate. We cannot provide any assurance as to when we expect these conditions to stabilize.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash flow provided by operations was $11.9 million for the six months ended June 28, 2009 as compared to $11.5 million for the six months ended June 29, 2008.

During the six months ended June 28, 2009, we used cash generated from operations along with cash on hand to: (i) fund investing activities of $3.3 million of cash capital expenditures and (ii) fund financing activities of $14.0 million inclusive of the repayment of $10.8 million of outstanding term borrowings under our Original Senior Credit Facility.

As of June 28, 2009, we had net working capital of $25.3 million, as compared to $29.0 million as of December 28, 2008. The $3.7 million decrease was due to decreases in cash and cash equivalents, accounts receivable and other current assets of $5.4 million, $20.2 million and $0.1 million, respectively, partially offset by decreases in accounts payable and accrued expenses, accrued payroll and related liabilities and the current portion of long-term debt and capital lease obligations of $9.5 million, $2.7 million and $9.8 million, respectively. Available borrowings under the revolver portion of our Amended and Restated Senior Credit Facility are an important component of our liquidity.

Our stockholders’ deficit at June 28, 2009 was $2.1 million. Our fiscal 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million and fiscal 2009 non-cash write-offs of impairment of goodwill and loss on early extinguishment of debt aggregating $3.0 million has eliminated all of our stockholders’ equity. Our balance sheet at June 28, 2009 includes intangible assets and goodwill of $65.6 million.

On July 2, 2007, we entered into a $155.0 million Original Senior Credit Facility. The Original Senior Credit Facility was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan.

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility consisting of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to our Original Senior Credit Facility are as follows: (i) we repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility during the first quarter of fiscal 2009, (ii) the financial covenants that we must meet were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, we will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a London Interbank Offered Rate (LIBOR) floor of 2.5% was incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Long-term debt, net of current portion” in the liabilities and stockholders’ equity (deficit) section of our condensed consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. The size of the Revolver will decrease by $0.5 million each time the outstanding balance of letters of credit decreases by an aggregate $0.5 million. As a result of entering into the Amended and Restated Senior Credit Facility, we recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of our assets. In connection with the Amended and Restated Senior Credit Facility, we recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and will amortize these costs over the remaining useful lives of the respective loans.

Pursuant to the terms of the Original Senior Credit Facility, we were required to make annual principal payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended and Restated Senior Credit Facility, we are now required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of fiscal 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, we will be obligated to complete an excess cash flow calculation (as defined), which could result in us being required to prepay an additional amount of outstanding term loan borrowings.

Pursuant to the terms of the Amended and Restated Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of June 28, 2009, we had no borrowings outstanding under the Revolver. As of June 28, 2009, $7.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to an acquisition’s pre-acquisition workers compensation policy and $0.4 million related to operating leases), resulting in $10.5 million of borrowing availability under the Revolver at June 28, 2009.

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

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 12.83% at June 28, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at June 28, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at June 28, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. For the six months ended June 28, 2009, the weighted average interest rate for loans under our Amended and Restated Senior Credit Facility was 11.63%. As of June 28, 2009, the blended rate for loans outstanding under the Amended and Restated Senior Credit Facility was 13.76%.

As the borrower under the Amended and Restated Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, we and our subsidiaries are subject to restrictions under the Amended and Restated Senior Credit Facility against incurring additional indebtedness and we are required to meet certain financial covenants during future periods. While we were in compliance with all applicable financial and other covenants at June 28, 2009, there can be no assurance that we will remain in compliance with those covenants during future periods.

Capital expenditures were $3.3 million for the six months ended June 28, 2009 and $4.1 million, of which $0.6 million was purchased via a capital lease, for the comparable prior year period. The expenditures primarily related to the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

During the six months ended June 28, 2009, we repaid $10.8 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility. There have been no other material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 28, 2008.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of SFAS No. 142, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite useful life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with SFAS No. 142, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. Our annual impairment testing utilizes recent trends and multiple assumptions and estimates, including future discounted cash flows relating to projected operating results. If future discounted cash flows become less than those projected by the Company or estimates change due to the passage of time, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close/merge one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the condensed consolidated statement of operations. During the six months ended June 28, 2009, we recorded non-cash impairment charges to goodwill of $1.2 million, as discussed, in “Impairment of Goodwill”.

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

At June 28, 2009, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the fiscal 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record income tax expense relative to indefinite reversing temporary differences. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 28, 2008, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

•

Demand for healthcare staffing services could be significantly affected by the general level of economic activity and unemployment or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) in the U.S.;

•	Our ability to borrow under the Revolver portion of our Amended and Restated Senior Credit Facility may be limited;

•	Our ability to continue to remain in compliance with the financial and other covenants contained in our Amended and Restated Senior Credit Facility;

•	Our profitability may be impacted by an inability to leverage our cost structure;

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

•

We continue to have a substantial amount of goodwill on our balance sheet (even after the non-cash write-offs of goodwill recorded in fiscal 2008 and the first two quarters of fiscal 2009). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses;

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Amended and Restated Senior Credit Facility. On June 28, 2009, we had borrowings of $43.5 million under the Amended and Restated Senior Credit Facility that were subject to variable rates, with a blended rate of 12.2%. As of June 28, 2009, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.4 million on an annual basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue or accounts outside the United States and all of our revenues are billed and collected in U.S. dollars.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the three months ended June 28, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2009 we held our Annual Meeting of Stockholders, at which our stockholders voted on the following proposal:

A proposal to elect the following three Class II directors to serve until our 2012 Annual Meeting of Stockholders was approved as follows:

Nominee	In Favor	Withheld
Philip A. Incarnati	27,202,635	2,324,121
Edward J. Robinson	27,203,535	2,323,221
David Wester	27,203,535	2,323,221

Our directors who continued in office after the meeting were Joel Ackerman and Anne Boykin, PhD, RN, who are Class I directors, and Robert J. Adamson and C. Daryl Hollis, who are Class III directors. Subsequently, on June 22, 2009 Mr. Ackerman resigned from the Board of Directors.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: August 6, 2009	By: Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: August 6, 2009	By: Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.