Form 10-Q
period 2009-09-27
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2009-11-05
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

As of November 2, 2009, there were 31,989,567 shares of common stock, $0.01 par value, outstanding.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 27, 2009	December 28, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,235	$14,344
Accounts receivable, net of allowance for doubtful accounts of $600 and $1,379 at September 27, 2009 and December 28, 2008, respectively	44,946	70,375
Prepaid expenses	3,007	1,131
Other current assets	2,007	3,637

Total current assets	59,195	89,487

Furniture and equipment, net of accumulated depreciation of $24,647 and $26,594 at September 27, 2009 and December 28, 2008, respectively	12,273	11,751
Goodwill	44,661	59,916
Intangible assets, net of accumulated amortization of $8,817 and $7,162 at September 27, 2009 and December 28, 2008, respectively	5,687	8,043
Other assets, net of accumulated amortization of $358 and $680 at September 27, 2009 and December 28, 2008, respectively	3,686	4,732

Total assets	$125,502	$173,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$26,682	$40,378
Accrued payroll and related liabilities	3,895	8,072
Current portion of long-term debt	106,673	11,762
Current portion of capital lease obligations	198	267

Total current liabilities	137,448	60,479

Long-term debt, net of current portion	–	104,988
Capital lease obligations, net of current portion	122	272
Other liabilities	4,692	6,101

Total liabilities	142,262	171,840

Commitments and contingencies

Medical Staffing Network Holdings, Inc. (MSN) stockholders’ equity (deficit):
Common stock, $0.01 par value per share, 75,000 authorized: 31,990 and 30,315 issued and outstanding at September 27, 2009 and December 28, 2008, respectively	320	303
Junior A Preferred Stock, $0.01 par value per share, 1,000 authorized: none issued and outstanding at both September 27, 2009 and December 28, 2008	–	–
Additional paid-in capital	285,553	285,243
Accumulated other comprehensive loss	(2,614)	(3,424)
Accumulated deficit	(300,421)	(280,435)

Total MSN stockholders’ equity (deficit)	(17,162)	1,687
Noncontrolling interest in subsidiary	402	402

Total stockholders’ equity (deficit)	(16,760)	2,089

Total liabilities and stockholders’ equity (deficit)	$125,502	$173,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Service revenues	$78,950	$135,836	$265,219	$424,088
Cost of services rendered	57,061	101,525	195,367	319,053

Gross profit	21,889	34,311	69,852	105,035

Operating expenses:
Selling, general and administrative	16,454	27,489	56,166	86,197
Depreciation and amortization	1,645	1,536	4,871	4,582
Restructuring and other charges	–	33	913	509
Impairment of goodwill	14,043	–	15,255	59,817
Impairment of intangible assets	700	–	700	3,100

Income (loss) from operations	(10,953)	5,253	(8,053)	(49,170)
Loss on early extinguishment of debt	–	–	1,808	–
Interest expense, net	4,054	2,643	10,531	8,378
Other income	–	–	(719)	–

Income (loss) before benefit from income taxes	(15,007)	2,610	(19,673)	(57,548)
Benefit from income taxes	–	–	–	(8,334)

Consolidated net income (loss)	(15,007)	2,610	(19,673)	(49,214)
Net income – noncontrolling interest in subsidiary	151	83	313	209

Net income (loss) attributable to MSN	$(15,158)	$2,527	$(19,986)	$(49,423)

Basic and diluted net income (loss) per share attributable to MSN	$(0.50)	$0.08	$(0.66)	$(1.63)

Weighted average number of common shares outstanding:
Basic	30,490	30,315	30,484	30,314

Diluted	30,490	30,321	30,484	30,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine Months Ended
	September 27, 2009	September 28, 2008
Operating activities
Net loss	$(19,986)	$(49,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charge	15,255	59,817
Intangible assets impairment charge	700	3,100
Depreciation and amortization	4,871	4,582
Amortization of debt issuance cost	472	341
Deferred income taxes	–	(8,334)
Provision for (benefit from) doubtful accounts	(345)	922
Loss on early extinguishment of debt	1,808	–
Stock-based compensation expense	327	374
Non-cash interest expense	1,179	–
Changes in operating assets and liabilities:
Accounts receivable	25,774	13,465
Prepaid expenses and other current assets	(246)	56
Other assets	1,736	(59)
Accounts payable and accrued expenses	(13,489)	(7,433)
Accrued payroll and related liabilities	(4,177)	(1,864)
Other liabilities	(599)	2,373

Cash provided by operating activities	13,280	17,917

Investing activities
Purchases of furniture and equipment, net	(2,238)	(2,650)
Capitalized internal software costs	(1,500)	(1,547)
Cash paid for acquisitions, net of cash acquired	–	(1,000)

Cash used in investing activities	(3,738)	(5,197)

Financing activities
Net repayments under revolving credit facility	–	(4,435)
Principal payments on term loan	(11,256)	(750)
Payments of debt issuance costs	(2,970)	–
Principal payments under capital lease obligations	(218)	(335)
Dividends paid to holders of noncontrolling interest in subsidiary	(207)	(336)

Cash used in financing activities	(14,651)	(5,856)

Net increase (decrease) in cash and cash equivalents	(5,109)	6,864
Cash and cash equivalents at beginning of period	14,344	1,898

Cash and cash equivalents at end of period	$9,235	$8,762

Supplemental disclosure of cash flow information:
Interest paid	$1,746	$720

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$7,451	$7,112

Purchases of equipment through capital leases	$–	$596

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

The Company currently provides its services through a network of over 75 per diem branch locations around the U.S. and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting (formerly known as FASB Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information), the Company considers the different services described above to aggregate into one segment.

For the three months ended September 27, 2009 and September 28, 2008, temporary staffing services represented 99.5% and 99.6%, respectively, of the Company’s consolidated revenues, with permanent placements representing 0.5% and 0.4%, respectively, of the Company’s consolidated revenues. For the nine months ended September 27, 2009 and September 28, 2008, temporary staffing services represented 99.5% and 99.7%, respectively, of the Company’s consolidated revenues, with permanent placements representing 0.5% and 0.3%, respectively, of the Company’s consolidated revenues.

The Company holds a 68% ownership interest in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Reclassifications

Certain reclassifications have been made to the fiscal year 2008 condensed consolidated financial statements to conform to the fiscal year 2009 presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2009.

The Company adopted the provisions of ASC Topic 855, Subsequent Events (formerly known as SFAS No. 165, Subsequent Events) as of June 28, 2009 and evaluated the impact of subsequent events through November 5, 2009, representing the date the September 27, 2009 condensed consolidated financial statements were issued. No recognized or non-recognized subsequent events were identified requiring recognition in the condensed consolidated financial statements or disclosure in the accompanying notes to the condensed consolidated financial statements.

Effective with the fiscal year beginning December 29, 2008, the Company adopted ASC Topic 810, Consolidation (ASC Topic 810) (formerly known as SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51). ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to the company. ASC Topic 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the Company’s equity; consolidated net income be reported at amounts inclusive of both the Company’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the Company and the noncontrolling interest, all on the consolidated statement of income; and, if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company applied the presentation and disclosure requirements of ASC Topic 810 retrospectively. Other than the change in presentation of the noncontrolling interest in its subsidiary, the adoption of ASC Topic 810 had no impact on the Company’s financial position or its results of operations.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Codification

In the third quarter of 2009, the Company adopted the codification standards (Codification) issued by the FASB in June 2009, ASC Topic 105, Generally Accepted Accounting Principles (formerly known as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities. This

Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. All accounting references in this Form 10-Q have been updated, and therefore SFAS references have been replaced with ASC references.

Fair Value Measurements and Disclosures (Topic 820)

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (Update 2009-05). This update provides clarification as to the techniques a reporting entity is required to use in measuring fair value of a liability in circumstances in which the quoted price in an active market for the identical liability is not available. These techniques include a valuation that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a valuation consistent with the principles of Topic 820. Update 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 2009. The Company does not believe that the adoption of Update 2009-05 will have a material impact on its consolidated financial statements.

3. FAIR VALUE OF ASSETS AND LIABILITIES

Due to their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values at September 27, 2009 and December 28, 2008. The Company estimates that the fair value of its total debt obligations under the Amended and Restated Senior Credit Facility (as defined later) would be $85.8 million compared to the book value of $106.7 million at September 27, 2009. The fair value was calculated using a discounted cash flow method of future cash outflows relating to debt service amortization and interest expense pursuant to the applicable terms of the 1st Term Loan (as defined in Note 9) and the 2nd Term Loan (as defined in Note 9).

Effective with the fiscal year beginning December 31, 2007, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) (formerly known as SFAS No. 157, Fair Value Measurements). ASC Topic 820 establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC Topic 820 excludes accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under ASC Topic 840, Leases (formerly known as SFAS No. 13, Accounting for Leases). However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under ASC Topic 805, Business Combinations (formerly known as SFAS No. 141 (R), Business Combinations), regardless of whether those assets and liabilities are related to leases.

Effective with the fiscal year beginning December 29, 2008, the Company adopted ASC Topic 820-10-15-1A (ASC Topic 820-10-15-1A) (formerly known as Paragraph 5 of FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157), with no material impact on its consolidated financial position or its results of operations. ASC Topic 820-10-15-1A deferred for one year the effective date of ASC Topic 820 for certain nonfinancial assets and certain nonfinancial liabilities.

Effective with the quarter ending June 28, 2009, the Company adopted ASC Topic 825, Financial Instruments (ASC Topic 825) (formerly known as FSP SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. In periods after initial adoption, ASC Topic 825 requires comparative disclosures only for periods ending after initial adoption.

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

In February 2007, the FASB issued ASC Topic 825-10-05-5 (formerly known as Paragraph 3 of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.

At September 27, 2009, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 10). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of September 27, 2009 by level within the fair value hierarchy in accordance with SFAS No. 157 (in thousands):

	Fair Value Measurements at September 27, 2009 Using:			Total Carrying Value at Sept. 27, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liability:
Derivative financial instrument	$–	$(2,614)	$–	$(2,614	)(1)

(1)	Included in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the Company’s condensed consolidated balance sheet.

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

Under these arrangements, the associate partners serve as subcontractors. The customer is typically responsible for assessing the work of the associate partner and has responsibility for the acceptability of its personnel, and the customer and associate partner have agreed that the Company does not pay the associate partner until the customer pays the Company. Based upon the revenue recognition principles in ASC Topic 605, Revenue Recognition (formerly known as Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent), revenue for these services, where the customer and the associate partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

Gross revenues of associate partners and net revenues recognized in the condensed consolidated statements of operations for the three and nine months ended September 27, 2009 and September 28, 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Gross revenues of associate partners	$8,935	$17,324	$30,456	$45,372
Net revenues recognized	328	676	1,113	1,604

5. ACQUISITIONS

During the nine months ended September 27, 2009, the Company made no acquisitions or paid any additional consideration relating to prior year acquisitions. During the nine months ended September 28, 2008, the Company paid approximately $1.0 million of additional consideration related to a fiscal year 2007 acquisition regarding the achievement of certain financial results, all of which was allocated to goodwill.

6. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2009, the Company closed/merged three per diem branches, implemented various cost containment initiatives and eliminated 100 branch, corporate and operations personnel (Q1’09 Plan). As a result, the Company recorded charges of $0.7 million related to severance and lease terminations. In the second quarter of fiscal 2009, the Company closed/merged one per diem branch, implemented cost containment initiatives and eliminated 50 branch, corporate and operations personnel (Q2’09 Plan). As a result, the Company recorded charges of $0.2 million related to severance and lease terminations. A breakdown of the combined $0.9 million liability incurred for the first nine months of fiscal 2009 and the remaining liability at September 27, 2009 is as follows (in thousands):

	Initial Liability Q1’09 Plan	Initial Liability Q2’09 Plan	Combined Liability ’09 Plans	Cash Paid Through Sept. 27, 2009	Accrued at Sept. 27, 2009

Lease termination costs	$136	$57	$193	$126	$67	(1)
Employee termination costs	359	114	473	473	–	(1)
Other	186	61	247	229	18	(1)

Total	$681	$232	$913	$828	$85	(1)

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s condensed consolidated balance sheet.

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

A breakdown of the $1.2 million liability incurred for the October 2008 plan is as follows (in thousands):

	Initial Liability	Payments through Sept. 27, 2009		Accrued at Sept. 27, 2009
		Cash	Non-Cash

Lease termination costs	$990	$700	$39	$251	(1)
Employee termination costs	174	174	–	–

Total	$1,164	$874	$39	$251

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s condensed consolidated balance sheet.

7. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (ASC Topic 350) (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets), the Company reviews its reporting units for impairment indicators on a quarterly basis. The temporary healthcare staffing industry experienced a severe downturn in 2009. The Company’s year-over-year revenue decline for the three and nine months ended September 27, 2009 was 41.9% and 37.5%, respectively. While the Company has implemented various cost cutting initiatives over the past few quarters, the Company’s actual results were lower than its projected fiscal year 2009 baseline amounts due in large part to the aforementioned industry downturn. During the 2009 third quarter review, the Company noted that impairment indicators were present at a number of its reporting units. The Company performed an interim test for impairment using a discounted cash flow model and determined that goodwill at many of these reporting units was impaired due to reduced projected operating results in the current fiscal period. As such, for the three months ended September 27, 2009, the Company recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill related to the reporting units determined to be impaired. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 27, 2009.

Coinciding with the closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch during the second quarter of fiscal 2009 (see Note 6), the Company recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill. These amounts are included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the nine months ended September 27, 2009.

During the second quarter of fiscal 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected the Company’s 2008 second quarter results, the Company reassessed the forward-looking short-, mid- and long term growth rates of its various reporting units. It was at this time that the Company believed an indicator of impairment might be present, as based on current information, the Company’s estimated future growth rates were now lower than what the Company had previously considered. Accordingly, the Company performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of its reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, the Company recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on the Company’s condensed consolidated statements of operations for the nine months ended September 28, 2008. The Company also recorded approximately $66.9 million of goodwill impairment in conjunction with its annual assessment of goodwill in the fourth quarter of fiscal 2008.

There are three estimates within the Company’s goodwill impairment testing model that are most sensitive, and should they be revised, could have negative impacts on the amount of the Company’s calculated fair value within the model. The three estimates are: the current year baseline operating results, the projected future growth rates, and the weighted average cost of capital (WACC). As discussed above in more detail, the impairment charge recorded in the third quarter of 2009 was the result of actual results for fiscal year 2009 being lower than the projected baseline amounts for fiscal year 2009 used in the Company’s previous discounted cash flow model, while the impairment charge recorded in the second quarter of 2008 was due to a revision in future growth rates. The third quarter of 2009 and the second quarter of 2008 impairment tests were both impacted by an increase in the WACC rate from that used in the impairment test of the immediately preceding period in which a test was performed. A primary reason for an increase in the WACC rate is the much publicized financial meltdown that began in late 2008.

Following the 2009 third quarter goodwill impairment charges that were recorded, an additional $44.7 million in goodwill remains on the Company’s condensed consolidated balance sheet at September 27, 2009.

Intangible Assets with Indefinite Useful Lives

Pursuant to the provisions of ASC Topic 350, in addition to goodwill, the Company reviews its intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired.

In the discounted cash flow model used in the aforementioned third quarter of fiscal 2009 interim goodwill impairment testing, the Company’s actual results were lower than the projected fiscal year 2009 baseline amounts. Accordingly, the Company believed an indicator for impairment of its “trade names” intangible asset was present. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal year 2009 amounts that were used in the interim period goodwill discounted cash flow model. As a result of the interim testing, the Company recorded a non-cash impairment charge of $0.7 million to reduce the $1.4 million carrying value of the intangible asset to the calculated $0.7 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 27, 2009.

In the discounted cash flow model used in the aforementioned second quarter of fiscal 2008 interim goodwill impairment testing, the Company lowered its projected growth rates for each of its reporting units. As future estimated growth rates were reduced, the Company believed an indicator for impairment of its “trade names” intangible asset was present. As such, an analysis of the “trade names” value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on the Company’s condensed consolidated statements of operations for the nine months ended September 28, 2008.

Intangible Assets with Definite Useful Lives

Pursuant to the provisions of ASC Topic 360, Property, Plant, and Equipment (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company did not record any impairment of intangible assets with definite useful lives for the three and nine months ended September 27, 2009 and September 28, 2008.

8. INCOME TAXES

In fiscal 2008, the Company recorded the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset. At September 27, 2009, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. The Company will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

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

On March 12, 2009, the Company entered into an Amended and Restated Senior Credit Facility consisting of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to the Company’s Original Senior Credit Facility are as follows: (i) the Company repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility during the first quarter of fiscal 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, the Company will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a LIBOR floor of 2.5% was incorporated for both the 1 st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Current portion of long-term debt” in the liabilities and stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. The size of the Revolver will decrease by $0.5 million each time the outstanding balance of letters of credit decreases by an aggregate $0.5 million. As a result of entering into the Amended and Restated Senior Credit Facility, the Company recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of the Company’s assets. In connection with the Amended and Restated Senior Credit Facility, the Company recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and is amortizing these costs over the remaining term of the respective loans.

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

Pursuant to the terms of the Amended and Restated Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of September 27, 2009, the Company had no borrowings outstanding under the Revolver. As of September 27, 2009, $7.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to a pre-acquisition workers compensation policy from an acquisition and $0.4 million related to operating leases), resulting in $10.5 million of borrowing availability under the Revolver at September 27, 2009. However, this availability may be limited, restricted or eliminated should we violate a covenant in our Amended and Restated Senior Credit Facility.

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

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 13.16% at September 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at September 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at September 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly.

If the Company defaults on its debt due to its senior lenders (because, for example, the Company does not satisfy its financial covenants in a future period) and its lenders were not willing to waive such compliance or otherwise modify its obligations such that the Company is no longer in violation of such obligations, it would allow its lenders to declare an event of default under its Amended and Restated Senior Credit Facility and would permit its lenders to accelerate the maturity of its debts due to them. It would also: (i) permit the Company’s lenders to terminate their commitments to extend credit under the Revolver, which could affect its liquidity and its ability to pay its obligations as they come due, (ii) during the period that the Company is in default, increase the interest rate that the Company is obligated to pay to its lenders by 4% per annum. Further, because its lenders have a lien on all of its assets to secure its obligations to them, the Company’s lenders could take actions under its credit agreements to seek to sell its assets to repay their obligations. All of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

The Amended and Restated Senior Credit Facility is secured by a lien on substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends and restrict additional indebtedness and obligations. The Amended and Restated Senior Credit Facility also requires maintenance of certain financial ratios and compliance with a minimum EBITDA target. While the Company was in compliance with all applicable financial and other covenants at September 27, 2009, there can be no assurance that the Company will remain in compliance with those covenants during future periods. The Company’s ability to remain in compliance will be impacted by future events which cannot be predicted with certainty, including the Company’s future levels of revenues from its operations. In that regard, the Company has decided to reclassify the long-term portion of its outstanding debt under the Amended and Restated Senior Credit Facility to current since it currently forecasts that it does not expect to be able to comply with one or more of its financial covenants within the next twelve months absent a change in the economic environment from that which it is currently experiencing. The Company is currently in compliance with the financial covenants contained in its Amended and Restated Senior Credit Facility. However, the Company has initiated negotiations with its lenders regarding the forecasted future covenant breaches. While the Company expects that it will successfully resolve this issue with its lenders, if it violates the financial covenants in its Amended and Restated Senior Credit Facility there can be no assurance that the Company will be able to do so on acceptable terms.

10. INTEREST RATE SWAP

As discussed in Note 9, the Company’s Original Senior Credit Facility required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations, and this requirement was continued in the Amended and Restated Senior Credit Facility entered into on March 12, 2009. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the 2007 Swap

Agreement at September 27, 2009 was $2.6 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ equity (deficit) section of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a highly effective derivative designated as a cash flow hedge.

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

11. COMPREHENSIVE INCOME (LOSS)

ASC Topic 220, Comprehensive Income (formerly known as SFAS No. 130, Comprehensive Income), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive income (loss) other than the Company’s net income (loss) and unrealized gain (loss) on the derivative instrument for each of the three and nine months ended September 27, 2009 and September 28, 2008. The following table sets forth the computation of comprehensive income (loss) for the periods indicated:

(in thousands)	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net income (loss) attributable to MSN	$(15,158)	$2,527	$(19,986)	$(49,423)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on derivative, net of taxes	362	80	810	(149)

Total comprehensive income (loss) attributable to MSN, net of taxes	$(14,796)	$2,607	$(19,176)	$(49,572)

12. NET INCOME (LOSS) PER SHARE

(in thousands, except per share information)	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Numerator:
Numerator for basic and diluted net income (loss) per share attributable to MSN	$(15,158)	$2,527	$(19,986)	$(49,423)

Denominator:
Denominator for basic net income (loss) per share attributable to MSN	30,490	30,315	30,484	30,314
Effect of dilutive shares:
Employee stock options	–	6	–	–

Denominator for diluted income (loss) per share attributable to MSN-adjusted weighted average shares and assumed conversions	30,490	30,321	30,484	30,314

Basic and diluted net income (loss) per share attributable to MSN	$(0.50)	$0.08	$(0.66)	$(1.63)

On August 11, 2009, the Company issued 1.5 million shares of restricted stock to its executive officers. The restricted shares vest in three equal tranches over three years on the satisfaction of various performance targets. The performance targets require that the Company remain in compliance with all of the financial covenants contained in each of the Company’s senior credit facility agreements with each of the Company’s senior secured lenders (as such compliance is more particularly defined in the restricted stock agreements). The restricted shares will also vest in the event of a “liquidity event,” as that term is defined in the restricted stock agreements.

For each of the three and nine months ended September 27, 2009 approximately 2.1 million incremental options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. For the three months ended September 28, 2008, approximately 2.0 million shares underlying options were excluded from the denominator for diluted net income per share as the impact of their conversion was anti-dilutive. For the nine months ended September 28, 2008, approximately 2.0 million shares underlying options were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

13. STOCKHOLDER RIGHTS PLAN

On September 3, 2009, the Board of Directors approved the adoption of a stockholder rights plan. The rights plan was implemented through the Company’s entry into a rights agreement with American Stock Transfer and Trust Company, LLC, as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a Right) for each outstanding share of the Company’s common stock. The dividend was paid on September 17, 2009 to holders of record as of that date. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 15% or more of the Company’s common stock (or, in the case of a person who beneficially owned 15% or more of the Company’s common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of the Company’s common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 15% or more of the Company’s common stock. The rights will expire on September 3, 2019, unless the rights are earlier redeemed or exchanged. A copy of the rights agreement was filed with the SEC on September 10, 2009 as Exhibit 4.1 to the Company’s Current Report on Form 8-K.

14. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During each of the three months ended September 27, 2009 and September 28, 2008, the Company billed approximately $0.8 million for its services. During the nine months ended September 27, 2009 and September 28, 2008, the Company billed approximately $2.6 million and $2.2 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.5 million and $0.4 million, respectively at September 27, 2009 and December 28, 2008.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended September 27, 2009 and September 28, 2008, the Company billed approximately $0.1 million for its services. During the nine months ended September 27, 2009 and September 28, 2008, the Company billed approximately $0.2 million and $0.1 million, respectively, for its services. The Company had a receivable balance from the healthcare system of less than $0.1 million at both September 27, 2009 and December 28, 2008.

The Company paid less than $0.1 million during each of the three and nine months ended September 27, 2009 and September 28, 2008, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

15. CONTINGENCIES

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 27, 2009 relative to our results of operations for the three and nine months ended September 28, 2008 presented in the accompanying condensed consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of September 27, 2009.

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

Another element of our staffing business is vendor management service (VMS) agreements. Through VMS agreements, we provide a client facility a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal per diem or travel staff. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

Our extensive client base includes thousands of healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We serve our clients through our active pool of approximately 27,000 temporary staff and healthcare professionals.

Industry Trends

Service revenues from our primary business (temporary staffing of healthcare personnel) continue to be under intense pressure due to an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the current economic conditions and high unemployment rate, we believe that nurses in many households may become the primary wage earner, which could cause such nurses to potentially seek more traditional full-time employment. As hospitals continue to experience lower than projected, and in some cases, declining admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to aforementioned admissions levels, hospitals are carefully controlling and actively looking to reduce their variable costs, which includes the use of temporary healthcare staffing.

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

Acquisitions

We made no acquisitions during the first nine months of fiscal 2009 or 2008.

Service Revenues

For the three months ended September 27, 2009 and September 28, 2008, temporary staffing services represented 99.5% and 99.6%, respectively, of our consolidated revenues, with permanent placements representing 0.5% and 0.4%, respectively, of our consolidated revenues. For the nine months ended September 27, 2009 and September 28, 2008, temporary staffing services represented 99.5% and 99.7%, respectively, of our consolidated revenues, with permanent placements representing 0.5% and 0.3%, respectively, of our consolidated revenues. For each of the three months ended September 27, 2009 and September 28, 2008, approximately 25% of per diem revenue was from short-term contract-based assignments.

For the three months ended September 27, 2009 and September 28, 2008, approximately 72% and 68%, respectively, of our revenues were derived from per diem nurse staffing (inclusive of short-term contracts staffed by per diem branches), 13% and 17%, respectively, were derived from travel nurse staffing and 15% and 15%, respectively, were derived from the staffing of various allied health professionals (through our centralized allied hub and per diem branches), such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the three months ended September 27, 2009 and September 28, 2008, approximately 73% and 70%, respectively, of our revenues were generated through our per diem branch network, 13% and 17%, respectively, from travel staffing and 14% and 13%, respectively, from allied health staffing.

For the nine months ended September 27, 2009 and September 28, 2008, approximately 70% and 68%, respectively, of our revenues were derived from per diem nurse staffing (inclusive of short-term contracts staffed by per diem branches), 16% and 17%, respectively, were derived from travel nurse staffing and 14% and 15%, respectively, were derived from the staffing of various allied health professionals (through our centralized allied hub and per diem branches), such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the nine months ended September 27, 2009 and September 28, 2008, approximately 71% and 70%, respectively, of our revenues were generated through our per diem branch network. Additionally, 16% and 18%, respectively, of our revenues were generated from travel staffing and 13% and 12%, respectively, were generated from allied health staffing.

Restructuring and Other Charges

In the first quarter of fiscal 2009, we closed/merged three per diem branches and recorded a pre-tax charge of $0.7 million in that quarter, related to severance costs and lease termination fees associated with the closure/merger of the three per diem branches. In the second quarter of fiscal 2009, we closed/merged one per diem branch and recorded a pre-tax charge of $0.2 million in the quarter, related to severance costs and lease terminations fees. These charges can be found in the line item “Restructuring and other charges” on our condensed consolidated statement of operations for the respective fiscal quarter and for the nine months ended September 27, 2009.

In the first quarter of fiscal 2008, we terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. In June 2008, we eliminated over 100 corporate and branch positions due to the weakening economy. As a result, we recorded a pre-tax charge of $0.2 million in the second quarter of fiscal 2008 related to severance costs. These charges can be found in the line item “Restructuring and other charges” on our condensed consolidated statement of operations for the respective fiscal quarter and for the nine months ended September 28, 2008.

Impairment of Goodwill and Intangible Assets

Goodwill

In accordance with FASB Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other (ASC Topic 350) (formerly known as Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets), we review our reporting units for impairment indicators on a quarterly basis. The temporary healthcare staffing industry experienced a severe downturn in 2009. Our year-over-year revenue decline for the three and nine months ended September 27, 2009 was 41.9% and 37.5%, respectively. While we have implemented various cost cutting initiatives over the past few quarters, our actual results were lower than our projected fiscal year 2009 baseline amounts due in large part to the aforementioned industry downturn. During the 2009 third quarter review, we noted that impairment indicators were present at a number of our reporting units. We performed an interim test for impairment using a discounted cash flow model and determined that goodwill at many of these reporting units was impaired due to reduced projected operating results in the current fiscal period. As such, for the three months ended September 27, 2009, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill related to the reporting units determined to be impaired. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the three and nine months ended September 27, 2009.

Coinciding with the aforementioned closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch during the second quarter of fiscal 2009, we recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill. These amounts are included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the nine months ended September 27, 2009.

During the second quarter of fiscal 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected our 2008 second quarter results, we reassessed the forward-looking short-, mid- and long term growth rates of our various reporting units. It was at this time that we believed an indicator of impairment might be present, as based on current information, our estimated future growth rates were now lower than what we had previously considered. Accordingly, we performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of our reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statements of operations for the nine months ended September 28, 2008. We also recorded approximately $66.9 million of goodwill impairment in conjunction with our annual assessment of goodwill in the fourth quarter of fiscal 2008.

There are three estimates within our goodwill impairment testing model that are most sensitive, and should they be revised, could have negative impacts on the amount of our calculated fair value within the model. The three estimates are: the current year baseline operating results, the projected future growth rates, and the weighted average cost of capital (WACC). As discussed above in more detail, the impairment charge recorded in the third quarter of 2009 was the result of actual results for fiscal year 2009 being lower than the projected baseline amounts for fiscal year 2009 used in our previous discounted cash flow model, while the impairment charge recorded in the second quarter of 2008 was due to a revision in future growth rates. The third quarter of 2009 and the second quarter of 2008 impairment tests were both impacted by an increase in the WACC rate from that used in the impairment test of the immediately preceding period in which a test was performed. A primary reason for an increase in the WACC rate is the much publicized financial meltdown that began in late 2008.

Following the 2009 third quarter goodwill impairment charges that were recorded, an additional $44.7 million in goodwill remains on our condensed consolidated balance sheet at September 27, 2009.

Intangible Assets with Indefinite Useful Lives

Pursuant to the provisions of ASC Topic 350, in addition to goodwill, we review our intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired.

In the discounted cash flow model used in the aforementioned third quarter of fiscal 2009 interim goodwill impairment testing, our actual results were lower than the projected fiscal year 2009 baseline amounts. Accordingly, we believed an indicator for impairment of our “trade names” intangible asset was present. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal year 2009 amounts that were used in the interim period goodwill discounted cash flow model. As a result of the interim testing, we recorded a non-cash impairment charge of $0.7 million to reduce the $1.4 million carrying value of the intangible asset to the calculated $0.7 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the three and nine months ended September 27, 2009.

In the discounted cash flow model used in the aforementioned second quarter of fiscal 2008 interim goodwill impairment testing, we lowered our projected growth rates for each of our reporting units. As future estimated growth rates were reduced, we believed an indicator for impairment of our “trade names” intangible asset was present. As such, an analysis of the “trade names” value was performed using the revised growth rates used in the interim period goodwill discounted cash flow model resulting in a non-cash impairment charge of $3.1 million to reduce the $5.6 million carrying value of the intangible asset to the calculated $2.5 million fair value. This amount is included in the line item “Impairment of intangible assets” on our condensed consolidated statements of operations for the nine months ended September 28, 2008.

Intangible Assets with Definite Useful Lives

Pursuant to the provisions of ASC Topic 360, Property, Plant, and Equipment (ASC Topic 360) (formerly known as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we review all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with definite useful lives for the three and nine months ended September 27, 2009 and September 28, 2008.

Loss on Early Extinguishment of Debt

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility. As a result, we recorded a non-cash charge of $1.8 million in the first quarter of fiscal 2009 to write off a significant amount of unamortized debt issuance costs associated with a previous senior credit facility (the Original Senior Credit Facility). This charge appears in the line item “Loss on early extinguishment of debt” on our condensed consolidated statement of operations for the nine months ended September 27 2009.

Subsequent Events

We adopted the provisions of ASC Topic 855, Subsequent Events (formerly known as SFAS No. 165, Subsequent Events) as of June 28, 2009 and evaluated the impact of subsequent events through November 5, 2009, representing the date at which the September 27, 2009 condensed consolidated financial statements were issued. No recognized or non-recognized subsequent events were identified requiring recognition in the condensed consolidated financial statements or disclosure in the accompanying notes to the condensed consolidated financial statements.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

In the third quarter of 2009 we adopted the codification standards (Codification) issued by the FASB in June 2009, ASC Topic 105, Generally Accepted Accounting Principles (formerly known as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities. This Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. All accounting references in this Form 10-Q have been updated, and therefore SFAS references have been replaced with ASC references.

Fair Value Measurements and Disclosures (Topic 820)

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (Update 2009-05). This update provides clarification as to the techniques a reporting entity is required to use in measuring fair value of a liability in circumstances in which the quoted price in an active market for the identical liability is not available. These techniques include a valuation that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a valuation consistent with the principles of Topic 820. Update 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 2009. We do not believe that the adoption of Update 2009-05 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of services rendered	72.3	74.7	73.7	75.2

Gross profit	27.7	25.3	26.3	24.8
Selling, general and administrative expenses	20.8	20.2	21.2	20.3
Depreciation and amortization expenses	2.1	1.2	1.8	1.1
Restructuring and other charges	–	–	0.3	0.1
Impairment of goodwill	17.8	–	5.8	14.1
Impairment of intangible assets	0.9	–	0.2	0.8

Income (loss) from operations	(13.9)	3.9	(3.0)	(11.6)
Loss on early extinguishment of debt	–	–	0.7	–
Interest expense, net	5.1	1.9	4.0	2.0
Other income	–	–	(0.3)	–

Income (loss) before benefit from income taxes	(19.0)	2.0	(7.4)	(13.6)
Benefit from income taxes	–	–	–	(1.9)

Consolidated net income (loss)	(19.0)	2.0	(7.4)	(11.7)
Net income – noncontrolling interest in subsidiary	0.2	0.1	0.1	–

Net income (loss) attributable to MSN	(19.2)	1.9	(7.5)	(11.7)

Comparison of Three Months Ended September 27, 2009 to Three Months Ended September 28, 2008

Service Revenues. Service revenues decreased $56.9 million, or 41.9%, to $78.9 million for the three months ended September 27, 2009 as compared to $135.8 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to weak, and in some cases, declining hospital admissions, which resulted in a softness and corresponding decrease in demand.

Branch-based per diem staffing service revenues decreased $37.4 million, or 39.2%, to $57.9 million for the three months ended September 27, 2009 as compared to $95.3 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the aforementioned softness in demand and the closure/merger of more than 20 per diem locations since October 2008.

Revenues from our travel nurse staffing division decreased $12.9 million, or 56.0%, to $10.1 million for the three months ended September 27, 2009 as compared to $23.0 million for the comparable prior year period. The decrease was primarily due to fewer travel nurses on assignment in the third quarter of 2009 compared to the prior year period due in large part to the decrease in client orders.

Revenues from our allied health staffing division decreased $6.6 million, or 37.9%, to $10.9 million for the three months ended September 27, 2009 as compared to $17.5 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by pharmacy, imaging, laboratory, anesthesia and respiratory professionals.

Cost of Services Rendered. Cost of services rendered decreased $44.5 million, or 43.8%, to $57.0 million for the three months ended September 27, 2009 as compared to $101.5 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Gross Profit. Gross profit decreased $12.4 million, or 36.2%, to $21.9 million for the three months ended September 27, 2009 as compared to $34.3 million for the comparable prior year period. The decrease was primarily due to the lower revenue base in the third quarter of 2009, partially offset by gross margin improvement. Gross margin for the three months ended September 27, 2009 was 27.7% as compared to 25.3% for the comparable prior year period, an increase of 240 basis points primarily attributable to a continued focus on gross margin expansion and a recent favorable trend in the actuarial valuations of our self-insurance accrued liabilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $16.5 million, or 20.8% of revenues, for the three months ended September 27, 2009 as compared to $27.5 million, or 20.2% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the various cost containment initiatives implemented over the past few quarters.

Depreciation and Amortization. Depreciation and amortization was $1.6 million and $1.5 million, respectively, for the three months ended September 27, 2009 and September 28, 2008.

Restructuring and Other Charges. We did not record restructuring and other charges for the three months ended September 27, 2009. Restructuring and other charges was less than $0.1 million for the three months ended September 28, 2008.

Impairment of Goodwill. We recorded a non-cash impairment charge to goodwill of $14.1 million for the three months ended September 27, 2009. During our third quarter interim goodwill testing, we noted that there were indicators of potential impairment present at a number of our reporting units. An analysis was performed for these reporting units, and we determined that goodwill at many of the reporting units that were tested was impaired due to reduced projected operating results in the current fiscal period. As a result, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill in the third quarter of fiscal 2009. We did not record impairment of goodwill for the three months ended September 28, 2008.

Impairment of Intangible Assets. We recorded a non-cash impairment charge to intangible assets of $0.7 million for the three months ended September 27, 2009. Based on the results of our third quarter interim goodwill testing, we noted that an indicator was present for potential impairment of our “trade names” intangible asset. We updated our analysis of the fair value of our “trade names” intangible asset and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash impairment charge of $0.7 million. We did not record impairment of intangible assets for the three months ended September 28, 2008.

Interest Expense, Net. Interest expense, net, for the three months ended September 27, 2009 increased to $4.1 million, as compared to $2.6 million for the comparable prior year period. The increase was attributable to a higher weighted average interest rate during the third quarter of 2009 that was partially offset by lower average outstanding borrowings.

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

Noncontrolling Interest in Income of Subsidiary. Noncontrolling interest in income of subsidiary was $0.2 million for the three months ended September 27, 2009 and less than $0.1 million for the three months ended September 28, 2008. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Income (Loss). As a result of the above, we had a net loss of $15.2 million for the three months ended September 27, 2009 as compared to net income of $2.5 million for the comparable prior year period.

Comparison of Nine Months Ended September 27, 2009 to Nine Months Ended September 28, 2008

Service Revenues. Service revenues decreased $158.9 million, or 37.5%, to $265.2 million for the nine months ended September 27, 2009 as compared to $424.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to weak, and in some cases, declining hospital admissions, which resulted in a softness and corresponding decrease in demand.

Branch-based per diem staffing service revenues decreased $108.1 million, or 36.4%, to $189.1 million for the nine months ended September 27, 2009 as compared to $297.2 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the aforementioned softness in demand and the closure/merger of more than 20 per diem locations since October 2008.

Revenues from our travel nurse staffing division decreased $32.3 million, or 43.6%, to $41.8 million for the nine months ended September 27, 2009 as compared to $74.1 million for the comparable prior year period. The decrease was primarily due to fewer travel nurses on assignment in the first nine months of 2009 compared to the prior year period due in large part to the decrease in client orders.

Revenues from our allied health staffing division decreased $18.5 million, or 35.0%, to $34.3 million for the nine months ended September 27, 2009 as compared to $52.8 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by pharmacy, imaging, laboratory, anesthesia and respiratory professionals partially offset by a higher number of hours worked by clinical research professionals.

Cost of Services Rendered. Cost of services rendered decreased $123.8 million, or 38.8%, to $195.3 million for the nine months ended September 27, 2009 as compared to $319.1 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the challenging healthcare staffing industry dynamics we are currently experiencing.

Gross Profit. Gross profit decreased $35.1 million, or 33.5%, to $69.9 million for the nine months ended September 27, 2009 as compared to $105.0 million for the comparable prior year period. The decrease was primarily due to the lower revenue base for the nine months ended September 27, 2009, partially offset by gross margin improvement. Gross margin for the nine months ended September 27, 2009 was 26.3% as compared to 24.8% for the comparable prior year period, an increase of 150 basis points primarily attributable to a continued focus on gross margin expansion and a recent favorable trend in the actuarial valuations of our self-insurance accrued liabilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $56.2 million, or 21.2% of revenues, for the nine months ended September 27, 2009 as compared to $86.2 million, or 20.3% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the various cost containment initiatives implemented over the past few quarters.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 27, 2009 was $4.9 million as compared to $4.6 million for the comparable prior year period.

Restructuring and Other Charges. Restructuring and other charges for the nine months ended September 27, 2009 was $0.9 million as compared to $0.5 million for the comparable prior year period. The fiscal year 2009 amount represents the charges incurred with the aforementioned closure/merger of four per diem branches related to severance costs and lease termination fees. The fiscal year 2008 amount was comprised of $0.3 million related to costs incurred with the termination of an outsourcing program and $0.2 million of severance payments related to a second quarter initiative.

Impairment of Goodwill. We recorded a non-cash impairment charge to goodwill of $15.3 million for the nine months ended September 27, 2009. During the first and second quarters of fiscal 2009, we recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the goodwill associated with the closure/merger of four per diem branches. During our third quarter interim goodwill testing, we noted that there were indicators of potential impairment present at a number of our reporting units. An analysis was performed for these reporting units, and we determined that goodwill at many of the reporting units that were tested was impaired due to reduced projected operating results in the current fiscal period. As a result, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill in the third quarter of fiscal 2009. Impairment of goodwill was $59.8 million for the nine months ended September 28, 2008. During our second quarter of fiscal 2008, we assessed that there were indicators of potential impairment at our reporting units. An analysis was performed and we determined that goodwill at a number of our reporting units was impaired due to reduced projected operating results. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill in the second quarter of fiscal 2008.

Impairment of Intangible Assets. Impairment of intangible assets was $0.7 million for the nine months ended September 27, 2009 as compared to $3.1 million for the nine months ended September 28, 2008. Based on the results of our third quarter of fiscal 2009 and second quarter of fiscal 2008 interim goodwill testing, we noted that an indicator was present for potential impairment of our “trade names” intangible asset. We updated our analysis of the fair value of our “trade names” intangible asset and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash impairment charge of $0.7 million and $3.1 million, respectively, for the nine months ended September 27, 2009 and September 28, 2008.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $1.8 million for the nine months ended September 27, 2009. The non-cash charge was the result of entering into the Amended and Restated Senior Credit Facility, whereby we wrote off a significant amount of unamortized debt issuance costs related to the Original Senior Credit Facility. We did not record a loss on early extinguishment of debt for the nine months ended September 28, 2008.

Interest Expense, Net. Interest expense, net, for the nine months ended September 27, 2009 increased to $10.5 million, as compared to $8.4 million for the comparable prior year period. The increase was attributable to a higher weighted average interest rate during the second and third quarters of 2009 that was partially offset by lower average outstanding borrowings.

Other Income. Other income was $0.7 million for the nine months ended September 27, 2009 related to a recovery from a bankruptcy claim. The accounts receivable associated with this claim was written off in a prior period. We did not record other income for the nine months ended September 28, 2008.

Benefit from Income Taxes. As a result of recording the tax effect from the fiscal year 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we currently have a full valuation allowance on our deferred tax assets, we will not record a tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability. We do not expect that to occur in fiscal year 2009. Our effective income tax benefit rate was 14.5% for the nine months ended September 28, 2008.

Noncontrolling Interest in Income of Subsidiary. Noncontrolling interest in income of subsidiary was $0.3 million for the nine months ended September 27, 2009 as compared to $0.2 million for the comparable prior year period. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Loss. As a result of the above, we had a net loss of $20.0 million for the nine months ended September 27, 2009 as compared to a $49.4 million net loss for the comparable prior year period.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December; however, in 2009 the anticipated demand was weaker than expected as a result of the current state of hospital admissions levels. As a result, this historic pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

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

Cash flow provided by operations was $13.3 million for the nine months ended September 27, 2009 as compared to $17.9 million for the nine months ended September 28, 2008.

During the nine months ended September 27, 2009, we used cash generated from operations along with cash on hand to: (i) fund investing activities of $3.7 million of cash capital expenditures and (ii) fund financing activities of $14.7 million inclusive of the repayment of $11.3 million of outstanding term borrowings under our Original Senior Credit Facility.

As of September 27, 2009, we had a net working capital deficit of $78.3 million, as compared to net working capital of $29.0 million as of December 28, 2008. The $107.3 million decrease was due to decreases in cash and cash equivalents, accounts receivable and other current assets of $5.1 million, $25.4 million and $1.6 million, respectively, and an increase in the current portion of long-term debt of $94.9 million due to the classification of all debt as current (see below), partially offset by decreases in accounts payable and accrued expenses and accrued payroll and related liabilities of $13.7 million and $4.2 million, respectively, and an increase in prepaid expenses of $1.9 million. All debt is classified as current at September 27, 2009 due to the fact that we currently forecast that we do not expect to comply with one or more of the financial covenants contained in the Amended and Restated Senior Credit Facility within the next twelve months. Excluding the non-current portion of long-term debt that was reclassified to current, net working capital as of September 27, 2009 would have been $25.9 million.

Our stockholders’ deficit at September 27, 2009 was $16.8 million. Our fiscal 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million and our fiscal 2009 non-cash write-offs of impairment of goodwill and intangible assets and loss on early extinguishment of debt aggregating $17.8 million has eliminated all of our stockholders’ equity. Our balance sheet at September 27, 2009 includes intangible assets and goodwill of $50.3 million.

On July 2, 2007, we entered into a $155.0 million Original Senior Credit Facility. The Original Senior Credit Facility was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan.

On March 12, 2009, we entered into an Amended and Restated Senior Credit Facility consisting of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Senior Credit Facility compared to our Original Senior Credit Facility are as follows: (i) we repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility during the first quarter of fiscal 2009, (ii) the financial covenants that we must meet were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, we will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a London Interbank Offered Rate (LIBOR) floor of 2.5% was incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Current portion of long-term debt” in the liabilities and stockholders’ equity (deficit) section of our condensed consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. The size of the Revolver will decrease by $0.5 million each time the outstanding balance of letters of credit decreases by an aggregate $0.5 million. As a result of entering into the Amended and Restated Senior Credit Facility, we recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of our assets. In connection with the Amended and Restated Senior Credit Facility, we recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and are amortizing these costs over the remaining useful lives of the respective loans.

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

Pursuant to the terms of the Amended and Restated Senior Credit Facility, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of September 27, 2009, we had no borrowings outstanding under the Revolver. As of September 27, 2009, $7.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $7.1 million related to a pre-acquisition workers compensation policy from an acquisition and $0.4 million related to operating leases), resulting in $10.5 million of borrowing availability under the Revolver at September 27, 2009. However, this availability may be limited, restricted or eliminated should we violate a covenant in our Amended and Restated Senior Credit Facility.

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

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 13.16% at September 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at September 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at September 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. For the nine months ended September 27, 2009, the weighted average interest rate for loans under our Amended and Restated Senior Credit Facility was 12.34%. As of September 27, 2009, the blended rate for loans outstanding under the Amended and Restated Senior Credit Facility was 13.94%.

As the borrower under the Amended and Restated Senior Credit Facility, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, we and our subsidiaries are subject to restrictions under the Amended and Restated Senior Credit Facility against incurring additional indebtedness and we are required to meet certain financial covenants during future periods. While we were in compliance with all applicable financial and other covenants at September 27, 2009, there can be no assurance that we will remain in compliance with those covenants during future periods. Our ability to remain in compliance with the financial covenants contained in our Amended and Restated Senior Credit Facility will be impacted by future events, which cannot be predicted with certainty, including the future levels of revenues from our operations. In that regard, due to continuing adverse economic conditions in our industry, we have reclassified the long-term portion of our outstanding debt under the Amended and Restated Senior Credit Facility to current since we currently forecast that we will not be able to remain in compliance with one or more of our financial covenants within the next twelve months absent a change in the economic environment from that which we are currently experiencing.

If we default on our debt due to our senior lenders (because, for example, we do not satisfy our financial covenants in a future period) and our lenders were not willing to waive such compliance or otherwise modify our obligations such that we are no longer in violation of such obligations, it would allow our lenders to declare an event of default under our Amended and Restated Senior Credit Facility and would permit our lenders to accelerate the maturity of our debts due to them. It would also: (i) permit our lenders to terminate their commitments to extend credit under the Revolver, which could affect our liquidity and our ability to pay our obligations as they come due, (ii) during the period that we are in default, increase the interest rate that we are obligated to pay to our lenders by 4% per annum. Further, because our lenders have a lien on all of our assets to secure our obligations to them, our lenders could take actions under our credit agreements to seek to sell our assets to repay their obligations.

We have initiated discussions with our lenders regarding these forecasted future financial covenant breaches. While we expect to successfully resolve these issues with our senior lenders, there can be no assurance that we will be able to do so. Our failure to successfully resolve these issues with our senior lenders would likely have a material and adverse effect on our business and our financial condition.

Capital expenditures were $3.7 million for the nine months ended September 27, 2009 and $4.2 million, of which $0.6 million was purchased via a capital lease, for the comparable prior year period. The expenditures primarily related to the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

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

Assuming that we modify, restate or amend our Amended and Restated Senior Credit Facility to deal with any future covenant violations that may occur, we believe that our cash flow from operations plus amounts available under the Revolver will be sufficient for us to meet our working capital, anticipated capital expenditures and debt repayment obligations for at least the next twelve months. No assurance can be given, however, that this will be the case given the risk factors disclosed elsewhere in this report. In the longer term, we may require additional equity and/or debt financing to meet our working capital requirements or to fund future acquisition activities, if any. There can be no assurance that additional financing will be available to us when required or, if available, will be available on satisfactory terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

During the nine months ended September 27, 2009, we repaid $11.3 million of outstanding borrowings under the senior secured term loan portion of the Original Senior Credit Facility. There have been no other material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 28, 2008.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of ASC Topic 350, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite useful life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. ASC Topic 350 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with ASC Topic 350, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. Our annual impairment testing utilizes recent trends and multiple assumptions and estimates, including future discounted cash flows relating to projected operating results. If future discounted cash flows become less than those projected by the Company or estimates change due to lower actual amounts compared to the baseline amounts used in the model, decreased projected growth rates, or an adverse change to the WACC used in the model, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position. Should we decide to close/merge one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the condensed consolidated statement of operations. On a quarterly basis, we review our reporting units for impairment indicators. During the nine months ended September 27, 2009, we recorded non-cash impairment charges to goodwill of $15.3 million, as discussed, in “Impairment of goodwill”.

Pursuant to the provisions of ASC Topic 350, in addition to goodwill, we review our intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. During the nine months ended September 27, 2009, we recorded non-cash impairment charges to intangible assets with indefinite useful lives of $0.7 million, as discussed, in “Impairment of intangible assets”.

Pursuant to the provisions of ASC Topic 360, we review all long-lived assets including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with definite useful lives for the nine months ended September 27, 2009.

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

•

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with ASC Topic 740, Income Taxes (ASC Topic 740) (formerly known as SFAS No. 109, Accounting for Income Taxes). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. We adopted the provisions of ASC Topic 740-10-25-6 (ASC Topic 740-10-25-6) (formerly known as Paragraph 6 of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon implementing ASC Topic 740-10-25-6, we did not recognize any liabilities for unrecognized tax benefits.

At September 27, 2009, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the fiscal 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record income tax expense relative to indefinite reversing temporary differences. ASC Topic 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 28, 2008, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

•

Our ability to successfully negotiate mutually agreeable terms with our lenders should we violate in the future one or more of the covenants contained in our Amended and Restated Senior Credit Facility;

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

•

We continue to have a substantial amount of goodwill on our balance sheet (even after the non-cash write-offs of goodwill recorded in fiscal 2008 and the first three quarters of fiscal 2009). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses;

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the Amended and Restated Senior Credit Facility. On September 27, 2009, we had borrowings of $43.6 million under the Amended and Restated Senior Credit Facility that were subject to variable rates, with a blended rate of 12.2%. As of September 27, 2009, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.4 million on an annual basis.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the three months ended September 27, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: November 5, 2009	By:	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and Chief Executive Officer

Dated: November 5, 2009	By:	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.