Form 10-K
period 2009-12-27
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2010-03-25
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,608,813.

As of March 19, 2010, there were 31,989,567 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 27, 2009.

All references to “Medical Staffing Network,” “we,” “us,” “our,” or “the Company” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Caution Concerning Forward-Looking Statements.”

PART I

Item 1.	Business

General Development of Business

We are a leading diversified temporary healthcare staffing company and the largest provider of per diem healthcare staffing services (staffing assignments of less than two weeks in duration) in the United States (U.S.) as measured by revenues. Our per diem staffing assignments, short term contract-based assignments (more than two weeks in duration) and our travel staffing assignments (typically thirteen weeks in duration) place our professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. The short term contract-based assignments are typically staffed by our per diem branches while the longer length assignments are staffed by both the centralized travel offices and per diem branches. Having scale per diem and travel businesses provides us with internal synergies of cross-selling between the two divisions. In addition to nurse staffing, we are a leading temporary staffing provider of “allied health” professionals, including radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists.

We serve our clients through what we believe to be one of the largest temporary healthcare staffing networks in the U.S., which was comprised as of December 27, 2009 of 75 per diem branches that provide nurse staffing on a per diem basis in 38 states, though we service all 50 states through our centralized travel nurse and “allied health” staffing offices. Our extensive client base includes approximately 7,000 healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

For the year ended December 27, 2009, we had revenues of $340.9 million and a loss from operations of $34.3 million, which included non-cash write-downs relating to the impairment of goodwill and intangible assets of $43.9 million. Our fiscal year consists of 52/53 weeks and it ends on the last Sunday in December in each fiscal year. The year ended December 27, 2009 was a 52 week year. During the year ended December 27, 2009, 85% of our revenues came from nurse staffing, comprised of 70% per diem nurse staffing (inclusive of short-term contracts) assignments, 15% came from travel nurse staffing assignments and 15% came from our “allied health” staffing assignments.

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

Going Concern Uncertainty

Revenues from our primary business (temporary staffing of healthcare personnel, and particularly nurses) continue to be under intense pressure due to high unemployment rates, an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. These industry conditions caused our revenues to drop by approximately 37% from fiscal 2008 to fiscal 2009 and resulted in our incurring a net loss in fiscal 2009 of approximately $51.2 million.

We are currently in default under our credit agreements with both our first lien secured lenders and our second lien secured lenders. We are currently negotiating with our senior lenders with regard to these defaults, and we have retained financial and legal advisors to assist us in exploring strategic options that may be available to us to restructure our capital structure and debt. We also believe, based on currently projected cash inflows generated from operations, that we may be unable to pay future scheduled interest and/or principal payments due to our senior lenders as these obligations become due. If our lenders are not willing to waive such compliance or otherwise modify our obligations such that we are no longer in violation of such obligations, the lenders could accelerate the maturity of our debts due to them. Further, because our lenders have a lien on substantially all of our assets to secure our obligations to them, our lenders could take actions under our credit agreements to seek to sell our assets to repay their obligations. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Additionally, because we are in default under our first lien credit agreement, our first lien lenders have terminated our ability to borrow under the revolver portion of the first lien credit agreement. As a result, our financial condition and business would be adversely affected if we were to need liquidity assistance to fund our obligations as they become due. We are having discussions with our lenders regarding the possibility of our lenders agreeing to fund our future liquidity needs. However, there can be no assurance that we will receive such liquidity assistance if it is required.

In that regard, we may determine (for example if our lenders seek to enforce their remedies under the credit agreements) that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

All of these issues raise substantial doubt about our ability to continue as a going concern. As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 27, 2009 and for the fiscal year then ended, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Industry Overview

The temporary healthcare staffing industry has three major components: nurse staffing, allied health staffing and locum tenens (physician) staffing. We provide staffing of nurses (largest sector of the temporary healthcare staffing industry) and allied health professionals.

The nurse staffing market is comprised of two delivery models: per diem staffing and travel staffing. Per diem staffing, the significantly larger component of nurse staffing, provides healthcare professionals for assignments which can last from a single shift to two weeks, and is used to meet local labor shortages and openings due to holidays, vacations, illness and staff turnover, as well as daily and seasonal fluctuations in hospital volume. The per diem staffing market operates with many local operators and is highly fragmented. The per diem staffing model is also highly decentralized, requiring a local presence in every market served because these short-term staffing needs are typically filled on a local basis, and are typically dependent on the relationship that exists between local operators, local professionals and the local healthcare facilities. Local based contracts, which are more than two weeks in duration, are similar to the longer duration travel contracts discussed below; however, these contracts are typically staffed by per diem branches.

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

Service revenues from our primary business (temporary staffing of healthcare personnel) continue to be under intense pressure due to high unemployment rates, an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the current economic conditions and high unemployment rate, we believe that nurses in many households may become a primary wage earner, which could drive such nurses to seek more traditional full-time employment. As hospitals continue to experience lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to aforementioned admissions levels, hospitals are carefully controlling and actively looking to reduce their variable costs, which includes the use of temporary healthcare staffing.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary staffing industry. The U.S. Administration on Aging projected that the number of Americans 65 years of age or older is expected to grow from 40.2 million in 2010 to 71.5 million in 2030. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society, an increasing shortage of healthcare workers and the potential of up to approximately 32 million U.S. residents gaining access to health insurance coverage following the passing of healthcare reform by the U.S. government.

Description of the Business

We provide hospitals and other healthcare facilities with a wide range of staffing services, including per diem nurses, travel and short term contract-based nurses and allied health professionals. While we have a national presence, we operate on a local basis through an integrated network, which consisted of 75 per diem branches in 38 states as of December 27, 2009, so that we may develop significant relationships with our clients and healthcare professionals and provide the highest level of service. We have provided services to over 7,000 healthcare facilities that have paid us directly for the services we provide.

Temporary Staffing Services Provided

In addition to the staffing of nurses and allied health professionals on a per diem or travel basis, another element of our staffing business is vendor management service (VMS) agreements. Through our VMS agreements, we provide a client facility with a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal pool of per diem or travel nurses and/or allied health professionals. When this is not possible, we subcontract staff from unaffiliated agencies (each, an Associate Partner). The facility is aware that we use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

National Branch Network

We currently operate an integrated per diem branch network, as well as centralized travel staffing and allied health offices. Our per diem branches are organized into several geographic regions, each of which is coordinated by a regional director. Each per diem branch is responsible for covering a specific local geographic region. Our typical per diem branch is staffed with four or five professionals who are responsible for the day-to-day operations of the business. These professionals include a branch manager, two to three staffing coordinators, and a payroll administrator. The cost structure of our typical per diem branch is primarily fixed, consisting of limited personnel, office space rent, information systems infrastructure and supplies. We have a highly efficient branch management model that we believe is easily scalable to meet increasing demand. In contrast, our centralized travel staffing and allied health offices are national in scope. These offices serve as our direct contact with our healthcare professionals and clients and are active in recruiting, scheduling, and sales and marketing.

Recruitment and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success. We had an active pool of approximately 19,000 professionals in fiscal 2009. We typically attract new recruits via word of mouth referral. The majority of our senior operations management have nursing or other clinical backgrounds. We believe this depth of clinical experience helps us understand the needs of clinical personnel and enhances our reputation in the industry as an advocate for nurses and other healthcare professionals, improving our ability to recruit such personnel. In addition, we offer competitive benefits packages that differentiate us from the smaller, local per diem staffing companies with which we compete, and which are typically unable to offer the package of services and benefits that we offer. We believe our competitive advantages in recruiting skilled personnel include the ability to offer the following opportunities to our personnel:

•

Flexible Staffing Assignments. We provide our professionals with the flexibility to tailor their schedules to accommodate lifestyle choices. There are many reasons why qualified healthcare professionals choose to work on a per diem or travel assignment basis, but most are motivated by the ability to balance their professional life with their other responsibilities and interests. Our professionals are able to choose not only when they work but also where they work. Our scheduling systems are designed to place our professionals in facilities and shifts where they have had a productive and positive experience with our clients.

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

•

Leading Continuing Educational Programs. We offer continuing education courses as a means to improve our pool of nurses as well as to maintain proper compliance. We have a unique relationship with Florida Atlantic University’s College of Nursing. Through this relationship, the College of Nursing faculty develops continuing education courses that we offer online through our website. Our nurses can obtain continuing education units that many states require and we are able through this portal to educate our nurses regarding changing technology and clinical practices. Our courses are fully accredited by the American Nurses Credentialing Center of Excellence and the Florida Board of Nursing.

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal cost. In fiscal 2009, we spent less than 1% of our revenues on recruitment activities. Our recruitment activities include sign-on referral bonuses, print advertisements in local newspapers and in trade journals, mailings, job postings, internet listings and solicitations at trade conventions.

Quality Management

We have developed a substantial quality improvement program to uphold our high standards in recruiting healthcare professionals. Our two-step internal process ensures that all of our temporary professionals have the proper credentials, skills and experience for their assignments. We have found that our adherence to high quality management standards is an integral component of satisfying both clients and professionals with our placements. Our two-step process for quality management includes the following:

Pre-employment Qualifications. All of our healthcare professionals undergo a rigorous screening process that includes requirements such as a minimum of one year of related work experience within the past three years and the successful completion of written tests and skill checklists specific to their area of specialty. Each per diem applicant is typically interviewed in person by local branch personnel. We believe this sets us apart from our competitors, some of whom may not always conduct face-to-face interviews. Travel nursing and allied candidates are interviewed by phone by trained recruiters that screen them for meeting the requirements of the respective division. We also check prior work references, confirm the validity of the applicant’s professional license(s) and screen the applicant for any criminal activity. Furthermore, we typically perform drug screening to ensure total compliance with facility drug screening requirements. All of these standards comply with or exceed those required by the Occupational Safety & Health Administration and The Joint Commission.

Placement and Ongoing Monitoring. Once we have hired a healthcare professional, we enter all of the professional’s data into our databases, which track any “renewal dates” with respect to licenses and continuing education requirements. Our databases also match our clients’ needs with our available pool of professionals. We strive to place our professionals in facilities where they have previously worked in order to enhance the continuity of our services to our clients. If this is not possible, we provide our professionals with pre-staffing orientation to the facility. By taking these steps, we ensure that the healthcare professional is comfortable with the facility’s physical layout, permanent staff and clinical protocols. We also continually monitor the performance of our professionals through clinical performance assessments, evaluations and client feedback, among other things.

In fiscal 2008, we completed The Joint Commission’s voluntary comprehensive certification review process to earn its Gold Seal of Approval for the third consecutive time for each of our business lines, per diem nursing, travel nursing and allied health staffing. We also passed the Joint Commission’s intra-cycle review, done telephonically the year in between on-site reviews, in fiscal 2009. The Joint Commission is an independent, not-for-profit organization that evaluates the quality of safety and care for more than 15,000 health care organizations. We were among the first national providers of per diem nursing services to achieve The Joint Commission’s Health Care Staffing Services Certification, which provides us with another competitive advantage in the per diem nursing staffing marketplace. The Joint Commission’s Gold Seal of Approval is recognized nationwide as a symbol of quality that reflects a commitment to meeting certain performance standards.

Sales and Marketing

We have developed a three pronged approach to our sales and marketing activities in order to address the different levels of decision makers at our clients’ facilities.

Our first level of business development and relationship management is with the purchasing manager, administrator(s) or chief nursing officer at a facility or group of facilities that we service. Commonly owned hospitals, nursing home chains and healthcare group alliances often purchase temporary staffing services for multiple facilities under a single contract, and a single person typically manages the selection process. A senior member of our staff, the regional director and, in certain circumstances, a member of our executive management team, negotiate contractual terms and pricing with such groups of facilities.

Our second level of business development and relationship management is with the director of nursing or a nurse/allied department manager who reviews our services from a clinical competency and quality hiring standards perspective. Our regional director and local branch manager establish, build and maintain relationships at this level.

Our third level of business development and relationship management is with the facility staffing coordinators and the after-hours and weekend supervisors who are the actual users of the services provided by our healthcare professionals. Our branch managers and local staffing coordinators regularly contact these parties to coordinate the daily staffing and scheduling of personnel.

Information Systems

Our per diem branches use computer software applications that are customized to our recruiting, regulatory, credentialing, scheduling and billing needs. These applications, and their supporting infrastructures, house and organize all of our client and employee information. Electronic files are maintained on local branch or centralized servers and backed up at a central data center, detailing historical and prospective requests for staffing. These files also contain facility specific procedures and protocols so that we can ensure that our healthcare professionals integrate quickly. Each employee’s electronic file contains the employee’s credentials, test scores, employment record and availability. This data enables our branch office staff to automatically match open requests with qualified candidates. We can typically fill a client staffing request in less than 15 minutes.

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

Some of our large competitors in the temporary healthcare staffing industry include AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., and Medfinders, Inc.

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

Trademarks and Service Marks

The Company, or its subsidiaries, has registered various trademarks at the U.S. Patent and Trademark Office (“USPTO”), including, among others, MSN MEDICAL STAFFING NETWORK, INC. (and Design)®, PHARMSTAFF (and Design)®, PHARMSTAFF®, PHARMSTAFF A MEDICAL STAFFING NETWORK COMPANY (and Design)®, ONESOURCE®, INTELISTAF HEALTHCARE® and INTELISTAF HEALTHCARE (stylized)®. Certain of the Company’s subsidiaries use unregistered service marks, including AMRSM and ADVANCED MEDICAL RESOURCESSM.

A federally registered trademark in the U.S. is effective for ten years subject to a required filing and our continued use of the mark, with the right of perpetual renewal. A federally registered trademark provides a presumption of validity and ownership of the mark by us in connection with its goods or services and constitutes constructive notice throughout the U.S. of such ownership. We intend to continue to renew those registrations that we believe are material to our operations.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We hold a Temporary Healthcare Staffing License in the following jurisdictions in which we do business that require such licenses: Connecticut, District of Columbia, Florida, Illinois, Kentucky, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, North Carolina, Rhode Island and Washington.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December; however, in fiscal 2009 the anticipated demand was weaker than expected as a result of the current state of hospital admissions levels and high unemployment rates. As a result, this historic pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to the year-end holidays.

Impact of Current Economic Conditions on our Business

The temporary healthcare staffing business (and particularly the business of temporarily staffing nurses) is under intense pressure due to an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the current economic conditions and high unemployment rate, we believe that nurses in many households may become a primary wage earner, which could drive such nurses to seek more traditional full-time employment. As hospitals continue to experience lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to aforementioned admissions levels, hospitals are carefully controlling and actively looking to reduce their variable costs, which includes the use of temporary healthcare staffing.

These factors are adversely affecting our business and the business of many of our competitors. We cannot provide any assurance as to when these conditions will abate.

Employees

As of December 27, 2009, we had approximately 950 branch, regional operations and corporate office employees. In addition, during fiscal 2009, we employed approximately 19,000 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

Generally, our per diem and travel nurses and most of our allied health professionals are our employees. However, our certified registered nurse anesthetists and anesthesiologists are typically independent contractors. We do not have long-term employment agreements with any of our temporary healthcare professionals.

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

We incurred net losses from operations in the years ended December 27, 2009 and December 28, 2008, and we are currently in default of several covenants contained in our credit agreements with our senior secured lenders. Additionally, the industry conditions under which we operate have negatively impacted our revenues and, as a result, our results of operations and cash flows, and such factors may continue to adversely affect our business into the future. Further, based on currently projected cash inflows from operations, we may be unable to pay future scheduled interest and/or principal payments as they come due. All of these factors raise substantial doubt about our ability to continue as a going concern.

Our business, which is the temporary healthcare staffing business (and particularly the business of temporarily staffing of nurses), is under intense pressure due to high unemployment rates, an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. These industry conditions caused our revenues to drop by approximately 36.6% from fiscal 2008 to fiscal 2009 and resulted in our incurring a net loss in fiscal 2009 of approximately $51.2 million and a net loss in fiscal 2008 of approximately $116.9 million. Additionally, we are currently in default under our credit agreements with both our first lien secured lenders and our second lien secured lenders. These circumstances raise substantial doubt about our ability to continue as a going concern, and our auditors have included a going concern modification in their audit report on our financial statements at December 27, 2009 and for the fiscal year then ended as a result of these uncertainties, and we have disclosed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Our plans to address these matters are discussed in greater detail under “Item 1. Business-Recent Developments”, “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” and in Notes 1 and 12 to our consolidated financial statements. Our future viability is dependent on our ability to execute these plans successfully. If we fail to do so for any reason, we may not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

If we are unable to successfully negotiate mutually agreeable terms with our lenders as a result of our violation of several covenants contained in our credit agreements, our business could be negatively impacted.

We amended our July 2, 2007 credit facilities (Original Credit Agreement) with our first lien lenders on March 12, 2009 (Amended and Restated First Lien Credit Agreement). We subsequently failed to comply with certain financial covenants in the Amended and Restated First Lien Credit Agreement, and on December 18, 2009 we entered into a Forbearance Agreement to the Amended and Restated First Lien Credit Agreement (Forbearance Agreement) with the lenders. The Forbearance Agreement expired on February 1, 2010 and we currently do not have a forbearance agreement with the first lien lenders.

We have also failed to comply, for the period ending December 27, 2009, with certain financial covenants under the Amended and Restated Second Lien Credit Agreement (Amended and Restated Second Lien Credit Agreement and together with the Amended and Restated First Lien Credit Agreement, the Amended Credit Agreements) that we have entered into with our second lien lenders, and we have not entered into a forbearance agreement with the second lien lenders.

If our first lien secured lenders and our second lien secured lenders do not agree to modify the covenants or waive such violations, it could result in the acceleration of the maturity date of all of our debt. Should the maturity date of our debt be accelerated, we may determine that it is in our best interest to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Our ability to borrow under the Revolver (defined below) portion of our Amended and Restated First Lien Credit Agreement has been eliminated.

Our Amended and Restated First Lien Credit Agreement provides for an $18.0 million revolving senior credit facility (Revolver). Our ability to borrow under the Revolver is based upon our compliance with the financial convents contained in the Amended and Restated First Lien Credit Agreement. Since we have not satisfied certain of the financial covenants under our Amended and Restated First Lien Credit Agreement, our first lien senior lenders have, effective as of December 18, 2009, eliminated our ability to draw funds down on the Revolver, which could adversely affect our business if we need liquidity assistance to fund our obligations as they become due.

Restrictive covenants in our Amended Credit Agreements may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Our Amended Credit Agreements contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest. The Amended Credit Agreements, among other things, limit our ability to:

•	incur further indebtedness;

•	create or incur liens;

•	make investments and acquire assets;

•	sell or otherwise dispose of assets, other than for cash; and

•	prepay any indebtedness.

The restrictions contained in our Amended Credit Agreements could affect our ability to:

•	finance our operations

•	make needed capital expenditures

•	make strategic acquisitions or investments; and

•	plan for or react to market conditions or otherwise execute our business strategies.

High unemployment rates could have a negative impact on our ability to successfully recruit additional healthcare professionals.

We believe that high unemployment rates cause nurses in many households to become primary wage earners, which in turn causes them to seek more traditional full-time employment. Should unemployment rates remain high, it could be more difficult for us to recruit nurses to become our employees. Additionally, high unemployment has reduced turnover and position vacancies at our client facilities, which has reduced their demand for our services.

If we are unable to attract qualified nurses and allied health professionals for our healthcare staffing business, our business could be negatively impacted.

We rely significantly on our ability to attract and retain nurses and allied health professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for temporary healthcare professionals with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in many areas of the U.S. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, thereby decreasing the potential for growing our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

Contraction of demand for our temporary nurses may continue if hospital admissions levels remain lower than expected and, in some instances, continue to decline.

Demand for temporary nurses has been experiencing a period of significant contraction. Hospitals are experiencing lower than projected admissions levels and are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to the weak labor market, the additional burdens being placed on full-time staff has not resulted in the typical corresponding increase in turnover. Consequently, our service revenues have been under intense pressure. So long as these industry trends continue, our revenues and gross profit margins will be adversely impacted.

Demand for healthcare staffing services could be significantly affected by macro- or micro- economic conditions or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.).

When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying off full-time employees. In addition, we experience more competitive pricing pressure during periods of economic downturn.

The current recession and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, our customers’ ability to access debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due may be materially affected, which could adversely impact the number of healthcare staff they request, as well as their ability to pay for our temporary staffing services.

The disruptions that the financial markets are currently undergoing have led to unprecedented governmental intervention on an emergency basis. The results of these actions have been unclear, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us, our customers and the operations of corporate entities generally in the U.S.

Further, we cannot assess the impact that any future healthcare reform may have on our customers or our healthcare employees and, as a result, on our business.

Our results of operations and cash flow are affected by our ability to leverage our cost structure.

We have technology, operations and human capital infrastructures in place to support both our current business operations and future growth. As revenues grow, these costs are leveraged over a larger revenue base, which positively impacts our results of operations and cash flow. Similarly, in periods of contraction, these costs are no longer as leveraged, adversely affecting our results of operations and cash flow. Over the last 18 months, in light of the adverse market conditions being experienced by our business, we took steps to reduce our selling, general and administrative expenses. However, we do not expect to be able to further reduce such costs, which will adversely affect our results of operations and cash flow until revenues increase.

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our largest competitors are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., and Medfinders, Inc. Several of our competitors have substantially greater marketing and financial resources than we do. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients. Furthermore, our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

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

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare facility clients. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their own employees. In addition, we experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our hospital and healthcare facility clients also fluctuates due to the seasonality and the timing of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

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

We currently have approximately 120 apartments on lease throughout the U.S. that are used for housing for temporary healthcare professionals. If the costs of renting apartments and furniture for our temporary healthcare professionals increase more than we anticipate and we are unable to pass such increases on to our clients, our margins may decline. To the extent that the length of a nurse’s or other professional’s housing lease exceeds the term of the nurse’s or other professional’s staffing contract, we bear the risk that we will be obligated to pay rent for housing we do not use. To limit the costs of unutilized housing, we try to secure leases with term lengths that match the term lengths of our staffing contracts, which typically last thirteen weeks but can range up to 52 weeks in duration. In some housing markets we have had, and believe we will continue to have, difficulty identifying short-term leases. If we cannot identify a sufficient number of appropriate short-term leases in regional markets, or if, for any reason, we are unable to efficiently utilize the apartments we do lease, we may be required to pay rent for unutilized housing or, to avoid such risk, we may have to forego otherwise profitable opportunities.

Healthcare reform could negatively impact our business opportunities, revenues and margins.

The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. The U.S. Congress has, in recent years, considered several comprehensive healthcare reform proposals. Further, Congress, with the support of the Obama administration, has just passed a comprehensive healthcare reform bill. It is difficult at this time to determine how hospitals and other healthcare facilities may react and what impact (positive or negative) it could have on our business.

Several state governments have also attempted to control increasing healthcare costs. For example, the State of Massachusetts implemented a regulation that limits the hourly rate billable by temporary nurse staffing agencies for registered nurses, licensed practical nurses and certified nurses’ aides and the State of Minnesota implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary healthcare staffing companies may charge. Any such current or proposed laws could impact our business, revenues and results of operations.

Further, third party payers, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our staffing services.

Finally, there is a growing trend to restrict mandatory healthcare worker overtime requirements by employers and to establish nurse-patient ratios. The State of California enacted such legislation and several other states have similar legislation pending. This legislation could ultimately have a potential impact on our business, revenues and results of operations.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

Since the inception of the Sarbanes-Oxley Act of 2002, we spend an increasing amount of management’s time and resources (both internal and external) to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. This compliance requires management’s annual review and evaluation of our internal control systems, and attestation of the effectiveness of these systems by our independent auditors. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing these reviews and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. If we are not able to timely comply with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business.

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

The Joint Commission has created a set of quality and compliance standards by which to certify healthcare staffing providers. Healthcare staffing companies can apply to be reviewed by The Joint Commission to ensure that they are compliant with the standards. Healthcare facilities could potentially use only those providers that obtain certification. In that regard, we completed the voluntary certification process in fiscal 2008 and received The Joint Commission’s Gold Seal of Approval for the third consecutive time. Upon subsequent review (which in the future will occur biannually), should we not meet the standards created by The Joint Commission it could potentially adversely affect our business.

We are highly dependent on the proper functioning of our information systems.

We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments. These systems also track regulatory credentialing expirations and other relevant client and healthcare information. They also perform payroll, billing and accounts receivable functions. Our information systems while fully backed up are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and staffing records reliably, pay our staff in a timely fashion and bill for services efficiently.

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

We provide for certain types of risk management coverage through a program that is partially self-insured. We retain the first $1.0 million, per occurrence, of risk associated with professional liability claims. In addition, we retain the first $0.5 million, per occurrence, of risk associated with workers compensation claims. We also provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial professional liability, workers compensation claims and/or medical coverage liabilities, our financial condition and results of operations may be adversely affected.

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

We rely heavily on the services of the members of our senior management team, which consists of our executive officers, Robert J. Adamson and Kevin S. Little, and several key employees (Lynne Mathews, Jan Casford, Patricia Layton and Jeffrey Yesner). We have employment contracts with each of our executive officers and one of our key employees. However, if members of our senior management team were to become unable or unwilling to continue their employment with the Company, our business and financial results could be materially adversely affected.

We may face difficulties integrating future acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. Acquisitions involve numerous risks, including:

•	the potential loss of key employees or clients of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into our business;

•	difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

Acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could seriously harm our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

We continue to have a substantial amount of goodwill on our balance sheet (even after the substantial non-cash write-offs of goodwill recorded in fiscal 2009 and 2008). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 27, 2009, we continue to have $16.9 million of goodwill on our consolidated balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 27, 2009, goodwill represented approximately 18% of our total assets. This goodwill is what remains on our balance sheet after writing off $43.0 million and $126.7 million of goodwill in fiscal 2009 and 2008, respectively, because it was impaired.

Goodwill represents the excess of purchase price over the fair value of net assets acquired. As required by the Intangibles – Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (ASC 350), we do not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per ASC 350, impairment, for goodwill and intangible assets deemed to have an indefinite life, exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. During the year ended December 25, 2005, we reevaluated our reporting units and determined that each branch location represented a reporting unit, as opposed to our previous view that the entire business represented one reporting unit. We performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In accordance with ASC 350, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. Our annual impairment testing utilizes recent trends and multiple assumptions and estimates, including future discounted cash flows relating to projected operating results. During the fourth quarter of fiscal 2009, 62 reporting units recorded an impairment of $27.3 million to their aggregated goodwill of $39.9 million to write off the associated goodwill related to the reporting units deemed impaired. Another 7 reporting units, with aggregated goodwill of $1.5 million, have a fair value that is less than $100,000 in excess of their book value. At the end of the fourth quarter of fiscal 2009, we closed one per diem branch and recorded a non-cash charge of approximately $0.4 million to write off the associated goodwill. Should a reporting units’ profitability decline, its projected growth rates decrease, and/or the weighted average cost of capital (WACC) increase, it is possible that the reporting units’ goodwill may be impaired at a subsequent reporting date.

During the fiscal 2009 third quarter review, we noted that impairment indicators were present at a number of our reporting units. We performed an interim test for impairment using a discounted cash flow model and determined that goodwill at many of these reporting units was impaired due to reduced projected operating results in the current fiscal period. As such, during the third quarter of fiscal 2009, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill related to the reporting units determined to be impaired.

Coinciding with the closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch closure during the second quarter of fiscal 2009, we recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

Our executive officers and directors (including their affiliates) control approximately 7.7% of our outstanding common stock. Warburg Pincus Private Equity Fund VIII, L.P., a Delaware limited partnership (Warburg Pincus), owns approximately 45.4% of our common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Warburg Pincus has the right under our stockholders agreement to propose for nomination two persons to our Board of Directors. Any person proposed for appointment to the Board by Warburg Pincus will be subject to the determination of the Company’s Nominating and Corporate Governance Committee that such person is qualified to serve on the Company’s Board of Directors. As a result of this share ownership and representation on our Board of Directors, our principal stockholders will be able to influence all affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of our principal stockholders may differ from the interests of the other stockholders.

Warburg Pincus has demand registration rights to cause us to file, at any time and at our expense, a registration statement under the Securities Act of 1933, as amended (the Securities Act) covering resales of their 14.5 million shares. These shares may also be sold under Rule 144 of the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company; as a result, we may be unable to consummate a transaction that our stockholders consider favorable.

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

On September 3, 2009, the Board of Directors approved the adoption of a stockholder rights plan. The rights plan was implemented through our entry into a rights agreement with American Stock Transfer and Trust Company, LLC, as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a Right) for each outstanding share of our common stock. The dividend was paid on September 17, 2009 to holders of record as of that date. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 15% or more of our common stock (or, in the case of a person who beneficially owned 15% or more of our common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of our common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 15% or more of our common stock. The rights will expire on September 3, 2019, unless the rights are earlier redeemed or exchanged.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

We believe that our stock price has been adversely affected over the last 18 months by our net losses, by our high leverage, by our being in default under our credit agreements with our lenders, and by those economic and other factors that have adversely affected our operations (and the operations of our competitors). Further, the current uncertainty about healthcare policy, reimbursement and coverage in the U.S., has caused significant volatility in the market price and trading volume of securities of healthcare and other companies. Many of these factors are beyond our control.

Some specific factors that may have a significant effect on our common stock market price include, but are not limited to:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	actual or anticipated changes in healthcare policy in the U.S.;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our ability to stay in compliance with credit facility covenants;

•	our inability to raise additional capital when and if it is required for use in our business;

•	conditions of other healthcare staffing companies or the medical staffing industry generally;

•	conditions of our healthcare provider company clients; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the healthcare staffing industry generally.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our U.S. corporate headquarters is located in Boca Raton, Florida and has an aggregate of 50,000 square feet. We operate on a national basis with a presence in 38 states and over 80 locations (inclusive of per diem branches, travel and allied central offices, and our corporate office) as of December 27, 2009. The facilities at our headquarters and at each of our locations are leased. The lease to our corporate headquarters expires in 2013. We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. As of December 27, 2009, we have one material operating lease (our corporate headquarters).

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange (NYSE) or the Pink OTCQX Markets (OTCQX).

	High	Low
2008:
First Quarter	$6.52	$4.56
Second Quarter	$5.17	$3.95
Third Quarter	$4.03	$1.50
Fourth Quarter	$1.98	$0.14
2009:
First Quarter	$0.29	$0.10
Second Quarter	$0.30	$0.15
Third Quarter	$0.50	$0.11
Fourth Quarter	$0.72	$0.30

Our common stock trades on the OTCQX Pink Sheets under the symbol “MSNW.PK”. Prior to December 15, 2008, our common stock traded on the NYSE under the symbol “MRN”. As of March 19, 2010, there were 24 holders of record of our common stock, which numbers do not reflect stockholders who beneficially own common stock held in nominee or street name.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Our Amended and Restated Credit Agreement prohibits us from declaring or paying any cash dividends on our common stock without the consent of our lenders. Further, any payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

On September 3, 2009, our Board of Directors approved the adoption of a stockholder rights plan. The rights plan was implemented through our entry into a rights agreement with American Stock Transfer and Trust Company, LLC, as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a Right) for each outstanding share of our common stock. The dividend was paid on September 17, 2009 to holders of record as of that date. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 15% or more of our common stock (or, in the case of a person who beneficially owned 15% or more of our common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of our common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 15% or more of our common stock. The rights will expire on September 3, 2019, unless the rights are earlier redeemed or exchanged.

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 27, 2009.

The following table provides securities authorized for issuance under our equity compensation plans as of December 27, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,109,745	$4.83	960,734

(1)	Includes options granted pursuant to our 2001 Stock Incentive Plan. Does not include 1,500,000 restricted shares of common stock that were granted to Messrs. Adamson and Little in 2009 outside of the Stock Incentive Plan. These shares are subject to forfeiture in the event that certain performance targets are not met.

The following stock performance graph compares the cumulative total stockholder return on our common stock against the cumulative total stockholder return on stock included in the S&P 500 index and on stock of two peer issuers selected on an industry basis (AMN Healthcare, Inc. (AHS) and Cross Country Healthcare, Inc. (CCRN)) for the five fiscal year periods ending December 27, 2009. The graph assumes that the value of the investment in our common stock and each index was $100 on December 26, 2004 and assumes reinvestment of all dividends.

	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08	12/27/09
Medical Staffing Network Holdings, Inc.	$100.00	$64.58	$70.72	$73.37	$1.93	$5.78
S&P 500	100.00	104.84	117.20	122.18	72.12	93.09
Peer Group	100.00	107.11	141.43	89.71	48.11	55.07

Item 6.	Selected Financial Data

The selected Consolidated Statements of Operations data for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 and the selected Consolidated Balance Sheet data as of December 27, 2009 and December 28, 2008 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected Consolidated Statements of Operations data for the years ended December 31, 2006 and December 25, 2005 and the selected Consolidated Balance Sheet data as of December 30, 2007, December 31, 2006, and December 25, 2005 are derived from our audited consolidated financial statements not included in this report. Each of the years presented included 52 weeks of operations with the exception of the year ended December 31, 2006 which included 53 weeks.

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

	Fiscal Years Ended
	2009	2008	2007(1)	2006	2005(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$340,877	$537,814	$482,339	$385,450	$402,507
Cost of services rendered	251,069	403,689	366,040	299,374	314,341

Gross profit	89,808	134,125	116,299	86,076	88,166
Selling, general and administrative expenses	72,725	109,398	95,839	75,619	81,087
Depreciation and amortization expenses	6,471	6,146	4,665	3,913	5,259
Impairment of goodwill(3)(4)	42,999	126,675	2,621	31,753	—
Impairment of intangible assets(5)	883	4,200	—	—	—
Restructuring and other charges(6)	1,030	1,673	3,167	3,089	512

Income (loss) from operations	(34,300)	(113,967)	10,007	(28,298)	1,308
Loss on early extinguishment of debt(7)	1,808	—	278	79	—
Interest expense, net	15,140	11,016	7,302	2,446	2,767
Other income(8)	(719)	—	—	—	—

Income (loss) from continuing operations before provision for (benefit from) income taxes	(50,529)	(124,983)	2,427	(30,823)	(1,459)
Provision for (benefit from) income taxes	179	(8,334)	3,320	(3,826)	(660)

Consolidated net loss	(50,708)	(116,649)	(893)	(26,997)	(799)
Net income – noncontrolling interest in subsidiary(9)	467	246	164	—	—

Net loss attributable to MSN	$(51,175)	$(116,895)	$(1,057)	$(26,997)	$(799)

Basic and diluted net loss per share attributable to MSN	$(1.68)	$(3.86)	$(0.03)	$(0.89)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	30,486	30,314	30,263	30,249	30,233
Other Operating Data:
Number of per diem branches at year end	75	81	118	107	120

(footnotes on next page)

	As of Fiscal Years Ended
	2009	2008	2007(1)	2006	2005(2)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,319	$14,344	$1,898	$527	$42
Total assets	96,365	173,929	319,856	171,151	204,916
Total liabilities	143,625	171,840	199,685	48,824	55,668
Total stockholders’ equity (deficit)(10)	(47,260)	2,089	120,171	122,327	149,248

(1)	Includes results of operations of InteliStaf Holdings, Inc. (InteliStaf) and AMR ProNurse (AMR) from July 3, 2007 and September 8, 2007, respectively, the dates we assumed control of the acquired companies.
(2)	Includes results of operations of Quality Medical Professionals and Winnertech from April 1, 2005 and December 1, 2005, respectively, the dates we assumed control of the acquired companies.
(3)	Coinciding with the closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch closure during the second quarter of fiscal 2009 (see Note 6 below), we recorded non-cash impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill. During the fiscal 2009 third quarter review, we noted that impairment indicators were present at a number of our reporting units. We performed an interim test for impairment using a discounted cash flow model and determined that goodwill at many of these reporting units was impaired due to reduced projected operating results. As such, during the third quarter of fiscal 2009, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill related to the reporting units determined to be impaired. At the end of the fourth quarter of fiscal 2009, we closed one per diem branch and recorded a non-cash charge of approximately $0.4 million to write off the associated goodwill. During the second quarter of fiscal 2008, we reassessed our projected growth rates due in large part to the weak economy. Accordingly, we performed an interim goodwill impairment test and determined that goodwill was impaired at a number of our reporting units. As a result, we recorded a non-cash charge of $59.8 million in the second quarter of fiscal 2008. Coinciding with the branch closures associated with our per diem branch network realignment (see Note 6 below), we recorded a non-cash impairment charge of $5.8 million in the fourth quarter of fiscal 2008 to write off the associated goodwill. Coinciding with the branch closures associated with the InteliStaf restructuring initiative (see Note 6 below), in the third quarter of fiscal 2007, we recorded an impairment charge of $1.9 million to write off the associated goodwill. During the first quarter of fiscal 2006 we recorded an impairment charge to our recorded goodwill of $3.2 million due to the closure of the 13 branches associated with our first quarter restructuring initiative (see Note 6 below).
(4)	During the fourth quarter of fiscal 2009, 2008, 2007 and 2006, we completed our annual impairment test and determined that there was an impairment to our recorded goodwill in each year by using a combination of market multiples, comparable transaction and discounted cash flow methods. Contributing to the fiscal 2009 impairment charge was reduced operating results compared to our projected fiscal 2009 baseline amounts due in large part to the healthcare staffing industry downturn and an increase in our WACC rate. Contributing to the fiscal 2008 impairment charge was a reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of our company. Contributing to the fiscal 2007 impairment charge was reduced current and projected operating results at a number of per diem branches. Contributing to the fiscal 2006 impairment charge were the decrease in profitability due to the decline in revenues in travel nurse staffing and allied health professional staffing as well as reduced current and projected operating results at a number of per diem branches. As a result, we recorded non-cash impairment charges of $27.3 million, $61.1 million, $0.7 million and $28.6 million, respectively, in the fourth quarter of fiscal 2009, 2008, 2007 and 2006.
(5)	In the discounted cash flow model used in our fiscal 2009 annual and interim goodwill impairment testing, our actual results were lower than the projected fiscal 2009 baseline amounts. Accordingly, we believed an indicator for impairment of our “trade names” intangible asset was present. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal 2009 amounts that were used in the annual and interim period goodwill discounted cash flow model. As a result of the testings, we recorded a cumulative non-cash impairment charge of $0.9 million ($0.2 million and $0.7 million in the fourth and third quarters of fiscal 2009, respectively) to reduce the $1.4 million carrying value of the intangible asset to the calculated $0.5 million fair value. Based on the results of our interim and annual goodwill testing in fiscal 2008, we noted that an indicator was present for potential impairment of our “trade names” intangible asset. We updated our analyses of the value of our trade name and noted that the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $4.2 million ($1.1 million and $3.1 million in the fourth and second quarters of fiscal 2008, respectively) to recognize the impairment.
(6)	In the first quarter of fiscal 2009, we closed/merged three per diem branches, implemented various cost containment initiatives and eliminated 100 branch, corporate and operations personnel. As a result, we recorded charges of $0.7 million related to severance and lease terminations. In the second quarter of fiscal 2009, we closed one per diem branch, implemented cost containment initiatives and eliminated 50 branch, corporate and operations personnel. As a result, we recorded charges of $0.2 million related to severance and lease terminations. In the fourth quarter of fiscal 2009, we recorded costs of $0.1 million associated with the refinancing of the Amended and Restated Credit Agreement. In the first quarter of fiscal 2008, we terminated an outsourcing initiative, and recorded a pre-tax charge of $0.3 million in duplicative costs. In June 2008, we eliminated over 100 corporate and branch positions due to a weakening economy. As a result, we incurred charges of $0.2 million related to severance costs. In October 2008, we realigned our per diem branch network and closed 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, we incurred charges of $1.2 million related to severance costs and lease termination fees. In August 2007, we initiated a plan to restructure and integrate the operations of InteliStaf. As part of this plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our branches. As a result, we incurred a charge of $1.0 million related to severance costs and contract and lease termination fees and $2.2 million related to integration expenses for the InteliStaf acquisition. In the first quarter of fiscal 2006, we initiated a plan to restructure our per diem nurse staffing division due to challenging market conditions. This initiative included certain per diem branch closures along with corresponding elimination of certain branch positions. Additionally, certain operations and corporate staff positions were eliminated. As a result of these initiatives, we incurred a charge of approximately $3.1 million primarily related to severance costs and contract and lease termination fees. In fiscal 2005, the restructuring and other charges of approximately $0.5 million represented legal and professional fees and other expenses associated with due diligence performed related to a potential acquisition that was ultimately not completed.

(7)	On March 12, 2009, we entered into the Amended and Restated Credit Agreement, whereby we wrote off $1.8 million of unamortized debt issuance costs related to the Original Credit Agreement. In July 2007, we repaid our then existing senior credit facility, entered into the Original Credit Agreement, and took a charge of $0.3 million to write off the remaining balance of debt issuance costs associated with the extinguished senior credit facility. In September 2006, we amended our senior credit facility and took a $79,000 charge related to the write-off of debt issuance costs.
(8)	In the first quarter of fiscal 2009, we recovered $0.7 million from a bankruptcy claim. The accounts receivable associated with this claim was written off in a prior period.
(9)	Represents the minority owner’s 32% interest in the income of InteliStaf of Oklahoma, LLC.
(10)	Our fiscal 2009 non-cash write-offs of impairment of goodwill and intangible assets and loss on early extinguishment of debt aggregating $45.7 million and our fiscal 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million has eliminated all of our stockholders’ equity at December 27, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and/or other standard-setting bodies and the effect of those pronouncements.

•	Results of operations. This section provides an analysis of our results of operations for all three fiscal years presented in the accompanying consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments.

•

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. All of our significant accounting policies, including the critical accounting policies, are also summarized in Note 2 to the accompanying consolidated financial statements.

•

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis and in other sections of this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

Our financial statements have been prepared on a “going concern” basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. We incurred a net loss from operations for the year ended December 27, 2009. In addition, the industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. Further, we are currently in default under our credit agreements with both our first lien secured lenders and our second lien secured lenders. These factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included a going concern modification in their audit report on our financial statements at December 27, 2009 and for the fiscal year then ended as a result of these uncertainties, and we have discussed this going concern uncertainty and management’s plans to deal with this uncertainty in the footnotes to our consolidated financial statements.

Management’s plans to deal with these matters are discussed above in “Item 1. Business-Recent Developments”, below in “Liquidity and Capital Resources” and in Notes 1 and 12 to our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem nurse staffing services in the U.S. (as measured by revenues). More than two-thirds of our clients are acute care hospitals, clinics, surgical and ambulatory care centers, and governmental facilities. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

Our nurse staffing division provides services utilizing two delivery models: per diem staffing and travel staffing. Our per diem healthcare staffing assignments (which are less than two weeks in duration), our short term contract-based healthcare staffing assignments (which are more than two weeks in duration), and our travel healthcare staffing assignments (which are typically thirteen weeks in duration), place professionals, predominately nurses, at hospitals and other healthcare facilities in response to our clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by our per diem branches, while longer length assignments are staffed by both the centralized travel offices and per diem branches. Having scale per diem and travel businesses provides us with internal synergies of cross-selling between the two delivery models.

Per diem nurse staffing is currently provided through an integrated network of branches which serve as our direct contact with our healthcare professionals and clients. The cost structure of a typical branch is substantially fixed, consisting of limited personnel, office space rent, information systems infrastructure and office supplies. We have a highly efficient branch management model that we believe is easily scalable. Our travel staffing offices coordinate travel and housing arrangements for our professionals who typically relocate to the area in which they are placed.

In addition to nurse staffing, we are a leading provider of “allied health” professionals, including radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare specialists. These professionals are staffed on both a per diem and travel basis, serving hospitals, nursing homes, clinics and surgical ambulatory care centers and retail pharmacies.

While our per diem branches service the local area in which they reside, our centralized travel staffing and allied health offices are national in scope and serve as our direct contact with our healthcare professionals and clients.

Another element of our staffing business is VMS agreements, whereby we provide a client facility a single point of contact that coordinates temporary staffing across all departments for the entire facility. We first attempt to fill the needs of our VMS clients using our internal pool of per diem or travel nurses and/or allied health professionals. When this is not possible, we subcontract staff from our various Associate Partners. The facility is typically aware that we will be required to use Associate Partners and the facility has the final authority as to the acceptability and use of a particular Associate Partner and its personnel. We are not liable for payment to the Associate Partner until we are paid by the facility.

Industry Trends

Service revenues from our primary business (temporary staffing of healthcare personnel, and particularly nurses) continue to be under intense pressure due to high unemployment rates, an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the current economic conditions and high unemployment rate (at levels not seen in 26 years), we believe that nurses in many households may become a primary wage earner, which could drive such nurses to seek more traditional full-time employment. As hospitals continue to experience lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to aforementioned admissions levels, hospitals are carefully controlling and actively looking to reduce their variable costs, which includes the use of temporary healthcare staffing.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary staffing industry. The U.S. Administration on Aging projected that the number of Americans 65 years of age or older is expected to grow from 40.2 million in 2010 to 71.5 million in 2030. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society, an increasing shortage of healthcare workers and the potential of up to approximately 32 million U.S. residents gaining access to health insurance coverage following the passing of healthcare reform by the U.S. government.

Fiscal Year

Our fiscal year consists of 52/53 weeks and it ends on the last Sunday in December in each fiscal year. The years ended December 27, 2009, December 28, 2008 and December 30, 2007 each consisted of 52 weeks.

Acquisitions

We made no acquisitions in fiscal 2009 or 2008.

We made two acquisitions in fiscal 2007. In September 2007, we acquired certain assets of AMR for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million was held in escrow, with the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal 2007 through March 2013. In July 2007, we acquired all of the interests of InteliStaf for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million (of which $2.2 million was funded at the acquisition’s close in July 2007 and $1.0 million was returned to us in fiscal 2008), of which approximately $4.6 million was held in escrow, with no potential for additional consideration. In the beginning of the third quarter of fiscal 2008, we finalized the purchase accounting for the InteliStaf acquisition, resulting in an increase to goodwill of approximately $1.3 million.

In fiscal 2008, we paid approximately $1.0 million of additional consideration related to the AMR acquisition based on the achievement of certain financial results, all of which was allocated to goodwill. In fiscal 2007, we paid approximately $0.7 million of additional consideration based on the achievement of certain financial results relating to a fiscal 2005 acquisition, which was allocated to goodwill.

All acquisitions were accounted for as purchases and, accordingly, the results of these acquired businesses are included in our consolidated financial statements from the acquisition dates or the dates when we assumed substantial control.

Service Revenues

For each of the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, temporary staffing services represented 99.5%, 99.6% and 99.5%, respectively, of our consolidated revenues, with permanent placements representing 0.5%, 0.4% and 0.5%, respectively, of our consolidated revenues. For the fiscal year ended December 27, 2009, approximately 25% of per diem revenue was from short-term contract-based assignments.

For the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, approximately 70%, 68%, and 71%, respectively, of our revenues were generated from per diem nurse staffing (local nursing and short-term contracts staffed by per diem branches), 15%, 18%, and 12%, respectively, were derived from travel nurse staffing and 15%, 14%, and 17%, respectively, were derived from the staffing of various “allied health” professionals (through our centralized allied hub and per diem branches), such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations.

For the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, approximately 72%, 70%, and 74%, respectively, of our revenues were generated through our per diem branch network (local nursing, short-term contracts and allied health professionals staffed by per diem branches). Additionally, 15%, 18%, and 12%, respectively, of our revenues were generated from travel staffing and 13%, 12%, and 14%, respectively, were generated from “allied health” staffing.

Restructuring and Other Charges

In fiscal 2009, we reported restructuring and other charges of $1.0 million related to branch closures/mergers and the refinancing of the Amended and Restated Credit Agreement. In the first quarter of fiscal 2009, we closed/merged three per diem branches and recorded a pre-tax charge of $0.7 million in that quarter, related to severance costs and lease termination fees associated with the closure/merger of the three per diem branches. In the second quarter of fiscal 2009, we closed one per diem branch and recorded a pre-tax charge of $0.2 million in the quarter, related to severance costs and lease terminations fees. In the fourth quarter of fiscal 2009, we recorded costs of $0.1 million associated with the refinancing of the Amended and Restated Credit Agreement. These charges can be found in the line item “Restructuring and other charges” on our statement of operations for the year ended December 27, 2009.

In fiscal 2008, we reported restructuring and other charges of $1.7 million related to various initiatives. In the first quarter of fiscal 2008, we terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million. In June 2008, we eliminated over 100 corporate and branch positions due to a weakening economy. As a result, we recorded a pre-tax charge of $0.2 million related to severance costs. In October 2008, we realigned our per diem branch network and closed 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, we incurred charges of $1.2 million related to severance costs and lease termination fees. These charges can be found in the line item “Restructuring and other charges” on our statement of operations for the year ended December 28, 2008.

On August 7, 2007, we initiated a plan to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations (IS Plan). As part of the IS Plan, we reduced our pre-acquisition workforce by approximately 70 employees and closed four of our pre-acquisition branches. Additionally, we reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. As a result, in fiscal 2007 we recorded a pre-tax charge of $3.2 million, which was comprised of $1.0 million related to severance costs and contract and lease termination fees associated with our pre-acquisition branches and $2.2 million related to integration expenses for the InteliStaf acquisition. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of fiscal 2007 and $1.1 million recorded in the fourth quarter of fiscal 2007. In conjunction with the finalization of the purchase accounting for the InteliStaf acquisition, in the third quarter of fiscal 2008, we recorded additional lease termination fees under the IS Plan of $0.4 million as a liability.

Of the total restructuring accrual of $11.8 million, $10.8 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included within the aforementioned fiscal 2007 pre-tax charge of $3.2 million, which can be found in the line item “Restructuring and other charges” on our statement of operations for the year ended December 30, 2007.

Impairment of Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, we review our reporting units for impairment indicators. In fiscal 2009, 2008, and 2007, we recorded aggregate non-cash goodwill impairment charges of $43.0 million, $126.7 million, and $2.6 million, respectively. Details of the composition of these non-cash charges are as follows:

Fiscal 2009

We completed our annual goodwill impairment test during the fourth quarter of fiscal 2009, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of our reporting units in fiscal 2009. Contributing to the impairment charge was the effect the severe economic downturn had on the temporary healthcare staffing industry that resulted in our lower profitability and an increase in the WACC rate. During the fourth quarter of fiscal 2009, 62 reporting units recorded an impairment of $27.3 million to their aggregated goodwill of $39.9 million to write off the associated goodwill related to the reporting units deemed impaired. Another 7 reporting units, with aggregated goodwill of $1.5 million, have a fair value that is less than $100,000 in excess of their book value. At the end of the fourth quarter of fiscal 2009, we closed one per diem branch and recorded a non-cash charge of approximately $0.4 million to write off the associated goodwill. Should a reporting units’ profitability decline, its projected growth rates decrease, and/or the WACC increase, it is possible that the reporting units’ goodwill may be impaired at a subsequent reporting date.

During the fiscal 2009 third quarter review, we noted that impairment indicators were present at a number of our reporting units. We performed an interim test for impairment using a discounted cash flow model and determined that goodwill at many of these reporting units was impaired due to reduced projected operating results. As such, during the third quarter of fiscal 2009, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill related to the reporting units determined to be impaired.

Coinciding with the aforementioned closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch closure during the second quarter of fiscal 2009, we recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill.

After the various fiscal 2009 goodwill impairment charges that were recorded, $16.9 million of goodwill remains on our consolidated balance sheet at December 27, 2009.

Fiscal 2008

We completed our annual goodwill impairment test during the fourth quarter of fiscal 2008, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of our reporting units in fiscal 2008. Contributing to the impairment charge was the reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of our company. Each of the reporting units that took an impairment charge as a result of the fourth quarter of fiscal 2008 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash flow calculations were impacted by reduced projected operating results in subsequent periods. As a result, in the fourth quarter of fiscal year ended December 28, 2008, we recorded non-cash goodwill impairment charges of $61.1 million.

Coinciding with the October 2008 branch closures associated with our per diem branch network realignment, we recorded a non-cash impairment charge of $5.8 million in the fourth quarter of fiscal 2008 to write off the associated goodwill.

During the second quarter of fiscal 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected our fiscal 2008 second quarter results, we reassessed the forward-looking short-, mid- and long term growth rates of our various reporting units. It was at this time that we believed an indicator of impairment might be present, as based on current information, our estimated future growth rates were now lower than what we had previously considered. Accordingly, we performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of our reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill.

Fiscal 2007

We completed our annual goodwill impairment test during the fourth quarter of fiscal 2007, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of reporting units in fiscal 2007. Each of the reporting units that took an impairment charge as a result of the fourth quarter of fiscal 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash flow calculations were impacted by reduced projected operating results in subsequent periods. As a result, in the fourth quarter of fiscal year ended December 30, 2007, we recorded non-cash goodwill impairment charges of $0.7 million.

Coinciding with the branch closures associated with the IS Plan, we concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the quarter ended September 30, 2007, we recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill.

All of the above non-cash goodwill impairment charges are included in the line item “Impairment of goodwill” on the consolidated statements of operations for the respective years.

Intangible Assets with Indefinite Useful Lives

Pursuant to the provisions of ASC 350, in addition to goodwill, we review our intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. In fiscal 2009 and 2008, we recorded aggregate non-cash impairment charges of $0.9 million and $4.2 million, respectively, with no charges recorded in fiscal 2007. Details of the composition of these charges are as follows:

Fiscal 2009

In the discounted cash flow model used in the aforementioned fiscal 2009 annual goodwill impairment testing, an analysis of the “trade names” value was performed using the baseline fiscal 2010 amounts that were used in the annual goodwill discounted cash flow model. As a result, we recorded a non-cash impairment charge of $0.2 million in the fourth quarter of fiscal 2009. In the discounted cash flow model used in the aforementioned fiscal 2009 interim goodwill impairment testing, our actual results were lower than the projected fiscal 2009 baseline amounts. Accordingly, we believed an indicator for impairment of its “trade names” intangible asset was present during interim testing. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal 2009 amounts that were used in the interim goodwill discounted cash flow model. As a result, we recorded a non-cash impairment charge of $0.7 million in the third quarter of fiscal 2009. The cumulative non-cash charge of $0.9 million reduced the $1.4 million carrying value of the intangible asset to the calculated $0.5 million fair value as of the annual impairment testing. This amount is included in the line item “Impairment of intangible assets” on our consolidated statement of operations for the year ended December 27, 2009.

Fiscal 2008

In the discounted cash flow model used in the aforementioned fiscal 2008 annual goodwill impairment testing, an analysis of the “trade names” value was performed using the baseline fiscal 2009 amounts that were used in the annual goodwill discounted cash flow model. As a result, we recorded a non-cash impairment charge of $1.1 million in the fourth quarter of fiscal 2008. In the discounted cash flow model used in the aforementioned fiscal 2008 interim goodwill impairment testing, our actual results were lower than the projected fiscal 2008 baseline amounts. Accordingly, we believed an indicator for impairment of its “trade names” intangible asset was present during interim testing. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal 2008 amounts that were used in the interim goodwill discounted cash flow model. As a result, we recorded a non-cash impairment charge of $3.1 million in the second quarter of fiscal 2009. The cumulative non-cash charge of $4.2 million reduced the $5.6 million carrying value of the intangible asset to the calculated $1.4 million fair value as of the annual impairment testing. This amount is included in the line item “Impairment of intangible assets” on our consolidated statement of operations for the year ended December 28, 2008.

Fiscal 2007

We did not record any impairment of intangible assets with indefinite useful lives for the year ended December 30, 2007.

Intangible Assets with Definite Useful Lives

Pursuant to the provisions of the Property, Plant, and Equipment Topic of the FASB ASC (ASC 360), we review all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with definite useful lives for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Loss on Early Extinguishment of Debt

As discussed further in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, on March 12, 2009, we entered into an Amended and Restated Credit Agreement. As a result, we recorded a non-cash charge of $1.8 million in the first quarter of fiscal 2009 to write off a significant amount of unamortized debt issuance costs associated with the Original Credit Agreement. This charge appears in the line item “Loss on early extinguishment of debt” on our consolidated statement of operations for the year ended December 27, 2009.

On July 2, 2007, we repaid all amounts outstanding under a senior credit facility and entered into a new facility. We recorded a non-cash charge of approximately $0.3 million in the third quarter of fiscal 2007 to write off the remaining balance of the unamortized debt issuance costs associated with the extinguished senior credit facility. The charge appears in the line item “Loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 30, 2007.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (Update 2010-06). This update requires new disclosures as follows: (i) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. Update 2010-06 also clarifies existing disclosures as follows: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Update 2010-06 is effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the new disclosure in item (ii) above, which is effective for fiscal years beginning after December 15, 2010. We will implement the provisions of Update 2010-06 in the fiscal years beginning December 28, 2009 and December 27, 2010 (as noted above) and we do not believe that the adoption of Update 2010-06 will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (Update
2009-05). This update provides clarification as to the techniques a reporting entity is required to use in measuring fair value of a liability in circumstances in which the quoted price in an active market for the identical liability is not available. These techniques include a valuation that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a valuation consistent with the principles of ASC 820. Update 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 2009. We will implement the provisions of Update 2009-05 in the fiscal year beginning December 28, 2009 and we do not believe that the adoption of Update 2009-05 will have a material impact on our consolidated financial statements.

Codification

In the third quarter of fiscal 2009, we adopted the codification standards issued by the FASB in June 2009, the Generally Accepted Accounting Principles Topic of the FASB ASC (ASC 105), effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities and is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in ASC 105 has become non-authoritative. All accounting references in this Form 10-K have been updated, and therefore FASB references have been updated with ASC references, and will continue to be updated with ASC references in all prospective filings.

Subsequent Events

As of June 28, 2009, we adopted the provisions of the Subsequent Events Topic of the FASB ASC (ASC 855) which defines: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may require potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Update 2010-09), which amends ASC 855. We have adopted the provisions of Update 2010-09, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued but eliminates the requirement that a reporting entity must disclose the date through which subsequent events have been evaluated. The adoption of ASC 855 and Update 2010-09 has not had a material impact on our consolidated financial statements.

Consolidations

In the fiscal year beginning December 29, 2008, we adopted the provisions of the Consolidation Topic of the FASB ASC (ASC 810), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a company. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the company’s equity; consolidated net income be reported at amounts inclusive of both the company’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the company and the noncontrolling interest, all on the consolidated statements of operations; and, if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income (loss) based on such fair value. We applied the presentation and disclosure requirements of ASC 810 retrospectively. Other than the change in presentation of the noncontrolling interest in our subsidiary, the adoption of ASC 810 has not had a material impact on our consolidated financial statements.

Business Combinations

In the fiscal year beginning December 29, 2008, we adopted the provisions of the Business Combinations Topic of the FASB ASC (ASC 805), which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. ASC 805 also provides disclosure requirements related to business combinations. ASC 805 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations with an acquisition date on or after the effective date. The adoption of ASC 805 has not had a material impact on our consolidated financial statements.

Intangibles, Goodwill and Other

In the fiscal year beginning December 29, 2008, we adopted the provisions of section 30-35 (Determination of the Useful Life of Intangible Assets) of the Intangibles, Goodwill and Other Topic of the FASB ASC (ASC 350-30-35), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of the asset under the new business combination accounting. ASC 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30-35 has not had a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Fiscal Year Ended
	2009	2008	2007
Service revenues	100.0%	100.0%	100.0%
Cost of services rendered	73.7	75.1	75.9

Gross profit	26.3	24.9	24.1
Selling, general and administrative expenses	21.3	20.3	19.8
Depreciation and amortization expenses	1.9	1.1	1.0
Impairment of goodwill	12.6	23.6	0.5
Impairment of intangible assets	0.3	0.8	—
Restructuring and other charges	0.3	0.3	0.7

Income (loss) from operations	(10.1)	(21.2)	2.1
Loss on early extinguishment of debt	0.5	—	0.1
Interest expense, net	4.4	2.1	1.5
Other income	(0.2)	—	—

Income (loss) from operations before provision for (benefit from) income taxes	(14.8)	(23.3)	0.5
Provision for (benefit from) income taxes	—	(1.6)	0.7

Consolidated net loss	(14.8)	(21.7)	(0.2)
Net income – noncontrolling interest in subsidiary	0.2	—	—

Net loss attributable to MSN	(15.0)	(21.7)	(0.2)

Comparison of Year Ended December 27, 2009 to Year Ended December 28, 2008

Service Revenues. Service revenues decreased $196.9 million, or 36.6%, to $340.9 million for the year ended December 27, 2009, as compared to $537.8 million for the prior year. The decrease was due to a lower number of hours worked by professionals due to unemployment rates that were at 26-year highs which resulted in a very weak labor market that reduced our clients’ need to utilize supplemental healthcare staffing, and weaker than anticipated hospital admissions, which also contributed to the continued softness of demand for our services.

Branch based per diem staffing (local nursing, short-term contract and allied health professionals staffed by per diem branches) service revenues decreased $131.1 million, or 34.9%, to $245.0 million for the year ended December 27, 2009, as compared to $376.1 million for the year ended December 28, 2008. The decrease was primarily due to the lower number of hours worked by professionals due to the aforementioned softness in demand and the closure/merger of more than 20 per diem locations since October 2008.

Revenues from our travel nurse staffing division decreased $43.2 million, or 45.6%, to $51.6 million for the year ended December 27, 2009, as compared to $94.8 million for the year ended December 28, 2008. The decrease was primarily due to fewer travel nurses on assignment in fiscal 2009 compared to the prior year period due in large part to a decrease in client orders.

Revenues from our allied health division decreased $22.6 million, or 33.7%, to $44.3 million for the year ended December 27, 2009, as compared to $66.9 million for the year ended December 28, 2008. The decrease was primarily due to a lower number of hours worked by pharmacy, imaging, laboratory, rehab and respiratory professionals partially offset by a higher number of hours worked by clinical research professionals.

Cost of Services Rendered. Cost of services rendered decreased $152.6 million, or 37.8%, to $251.1 million for the year ended December 27, 2009, as compared to $403.7 million for the year ended December 28, 2008. The decrease was primarily due to the lower volume we experienced.

Gross Profit. Gross profit decreased $44.3 million, or 33.0%, to $89.8 million for the year ended December 27, 2009, as compared to $134.1 million for the prior year period. The decrease was primarily due to the lower revenue base for fiscal 2009 partially offset by gross margin improvement. Gross margin for the year ended December 27, 2009 was 26.3%, as compared to 24.9% for the comparable prior year period, an increase of 140 basis points primarily attributable to a continued focus on gross margin expansion and a recent favorable trend in the actuarial valuations of our self-insurance accrued liabilities.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $72.7 million, or 21.3% of revenues for the year ended December 27, 2009, as compared to $109.4 million, or 20.3% of revenues for the prior year period. The dollar decrease was primarily due to the various cost containment initiatives implemented during fiscal 2009, while the increase in percentage of revenue was attributable to negative leverage of fixed costs (i.e. rent, telecommunications).

Depreciation and Amortization. Depreciation and amortization for the year ended December 27, 2009 was $6.5 million, as compared to $6.1 million for the prior year period.

Impairment of Goodwill. Impairment of goodwill for the fiscal year ended December 27, 2009 was $43.0 million, as compared to $126.7 million for the prior year period.

During the first and second quarters of fiscal 2009, we recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the goodwill associated with the closure/merger of four per diem branches. During our third quarter interim goodwill testing, we noted that there were indicators of potential impairment present at a number of our reporting units. An analysis was performed for these reporting units, and we determined that goodwill at many of the reporting units that were tested was impaired due to reduced projected operating results in the current fiscal period. As a result, we recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill in the third quarter of fiscal 2009. We completed the annual impairment test of goodwill during the fourth quarter of fiscal 2009 and additional impairment of $27.3 million was recorded at a number of our reporting units, as our actual results were lower than our projected fiscal 2009 baseline amounts due in large part to the healthcare staffing industry downturn. At the end of the fourth quarter of fiscal 2009, we closed one per diem branch and recorded a non-cash charge of approximately $0.4 million to write off the associated goodwill.

During the second quarter of fiscal 2008, we determined that goodwill at a number of our reporting units was impaired due to reduced discounted cash flow projections. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. Coinciding with the October 2008 branch closures associated with our per diem branch network realignment, we recorded a non-cash charge of $5.8 million in the fourth quarter of fiscal 2008 to write off the associated goodwill. Lastly, we completed the annual impairment test of goodwill during the fourth quarter of fiscal 2008 and additional impairment was noted at a number of our reporting units. Contributing to the impairment charge was the reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in our enterprise value. Accordingly, we recorded a non-cash impairment charge to goodwill of $61.1 million in the fourth quarter of fiscal 2008.

Impairment of Intangible Assets. Impairment of intangible assets for the fiscal year ended December 27, 2009 was $0.9 million, as compared to $4.2 million for the fiscal year ended December 28, 2008.

Based on the results of our fiscal 2009 and fiscal 2008 interim and annual goodwill impairment testings, we noted that an indicator was present for potential impairment of our “trade names” intangible asset. We updated our analysis of the fair value of our “trade names” intangible asset and noted the current fair value was less than the carrying value. As a result, we recorded a non-cash charge of $0.9 million ($0.2 million in the fourth quarter of fiscal 2009 and $0.7 million in the third quarter of fiscal 2009) and $4.2 million ($1.1 million in the fourth quarter of fiscal 2008 and $3.1 million in the second quarter of fiscal 2008), respectively, for the fiscal year ended December 27, 2009 and December 28, 2008.

Restructuring and Other Charges. Restructuring and other charges for the fiscal year ended December 27, 2009 was $1.0 million, as compared to $1.7 million for the prior year. In fiscal 2009, the amount is comprised of severance costs and lease termination fees incurred with the closure/merger of four per diem branches and costs associated with the refinancing of the Amended and Restated Credit Agreement. In fiscal 2008, the amount is attributable to costs related to the termination of an outsourcing program, severance payments related to a second quarter initiative, and severance costs and lease termination fees related to a fourth quarter per diem branch network realignment.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $1.8 million for the year ended December 27, 2009. The non-cash charge was the result of entering into the Amended and Restated Credit Agreement, whereby we wrote off a significant amount of unamortized debt issuance costs related to the Original Credit Agreement. We did not record a loss on early extinguishment of debt for the year ended December 28, 2008.

Interest Expense, Net. Interest expense, net, increased to $15.1 million for the year ended December 27, 2009, as compared to $11.0 million for the prior year. The increase was attributable to a higher weighted average interest rate during fiscal 2009 partially offset by lower average outstanding borrowings.

Other Income. Other income was $0.7 million for the year ended December 27, 2009 related to a recovery from a bankruptcy claim. The accounts receivable associated with this claim was written off in a prior period. We did not record other income for the year ended December 28, 2008.

Provision For (Benefit From) Income Taxes. The $0.2 million provision for income taxes for the year ended December 27, 2009 represents state tax expense. Our effective income tax benefit rate for the fiscal year ended December 28, 2008 was 6.7%. The tax rate in fiscal 2008 was the result of the recording of the tax effect from the fiscal 2008 goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset, resulting in an $8.3 million tax benefit as we now have a full valuation allowance on our deferred tax assets. We will not record a federal tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

Noncontrolling Interest in Subsidiary. Noncontrolling interest in income of subsidiary was $0.5 million and $0.2 million for the years ended December 27, 2009 and December 28, 2008, respectively. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Loss. As a result of the above, we had a net loss of $51.2 million for the fiscal year ended December 27, 2009, as compared to a net loss of $116.9 million for the prior year.

Comparison of Year Ended December 28, 2008 to Year Ended December 30, 2007

Service Revenues. Service revenues increased $55.5 million, or 11.5%, to $537.8 million for the year ended December 28, 2008, as compared to $482.3 million for the prior year. The increase was due to a higher number of hours worked by professionals due in large part to the third quarter of fiscal 2007 acquisitions of InteliStaf and AMR as well as organic growth in our allied health staffing division partially offset by increasingly challenging industry dynamics and adverse economic conditions that caused a reduction in demand for our services commencing in the fourth quarter of fiscal 2008.

Branch based per diem staffing service revenues increased $19.7 million, or 5.5%, to $376.1 million for the year ended December 28, 2008, as compared to $356.4 million for the year ended December 30, 2007. The increase was primarily attributable to an increase in the number of hours worked by professionals due in large part to the acquisitions of InteliStaf and AMR partially offset by decreased revenue in the fourth quarter of fiscal 2008 due in large part to a decline in client demand resulting from adverse economic conditions.

Revenues from our travel nurse staffing division increased $35.0 million, or 58.3%, to $94.8 million for the year ended December 28, 2008, as compared to $59.8 million for the year ended December 30, 2007. The increase was primarily due to an increase in the number of working travel nurses resulting from the acquisition of InteliStaf partially offset by decreased revenue in the fourth quarter of fiscal 2008 due in large part to a decline in client demand.

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

Impairment of Goodwill. Impairment of goodwill for the fiscal year ended December 28, 2008 was $126.7 million, as compared to $2.6 million for the prior year period. During the second quarter of fiscal 2008, we determined that goodwill at a number of our reporting units was impaired due to reduced discounted cash flow projections. As a result, we recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill. Coinciding with the October 2008 branch closures associated with our per diem branch network realignment, we recorded a non-cash charge of $5.8 million in the fourth quarter of fiscal 2008 to write off the associated goodwill. Lastly, we completed the annual impairment test of goodwill during the fourth quarter of fiscal 2008 and additional impairment was noted at a number of our reporting units. Contributing to the impairment charge was the reduction in projected growth rates at a number of our reporting units (compared to prior projections) based on management’s current assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of the Company. Accordingly, we recorded a non-cash impairment charge to goodwill of $61.1 million in the fourth quarter of fiscal 2008.

During the third quarter of fiscal 2007, we recorded an impairment charge to our recorded goodwill of $1.9 million due to the closure of four pre-acquisition branches coinciding with our IS Plan. We completed our annual impairment test during the fourth quarter of fiscal 2007 and determined that there was an impairment to our recorded goodwill by using a combination of market multiple, comparable transaction and discounted cash flow methods. Each of the reporting units that took an impairment charge as a result of the fourth quarter of fiscal 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash calculations were impacted by reduced projected operating results in subsequent periods. As a result, we recorded a non-cash impairment charge of $0.7 million in the fourth quarter of fiscal 2007.

Impairment of Intangible Assets. Impairment of intangible assets was $4.2 million for the fiscal year ended December 28, 2008. Based on the results of our fiscal 2008 interim and annual goodwill impairment testings, we believed an indicator might have been present for possible impairment of the intangible asset, trade names. As such, an analysis of the trade name value was performed using the respective growth rates used in the interim period or annual goodwill discounted cash flow model. As a result, we recorded a non-cash charge of $4.2 million ($3.1 million and $1.1 million in the second and fourth quarters of fiscal 2008, respectively) to recognize the impairment.

Restructuring and Other Charges. Restructuring and other charges for the fiscal year ended December 28, 2008 was $1.7 million, as compared to $3.2 million for the prior year. In fiscal 2008, the amount is attributable to costs related to the termination of an outsourcing program, severance payments related to a second quarter initiative, and severance costs and lease termination fees related to a fourth quarter per diem branch network realignment. In fiscal 2007, the amount is attributable to the integration and restructuring plan implemented upon the InteliStaf acquisition, whereby certain Medical Staffing Network, Inc. (pre-acquisition) and InteliStaf (acquired) branch locations were closed.

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

Provision for (Benefit From) Income Taxes. Our effective income tax benefit rate for the fiscal year ended December 28, 2008 was 6.7%, as compared to an effective income tax rate of 136.8% for the prior fiscal year. The change in the tax rate in fiscal 2008 was the result of the recording of the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset, resulting in an $8.3 million tax benefit as we currently have a full valuation allowance on our deferred tax assets. We will not record a federal tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

Noncontrolling Interest in Subsidiary. Noncontrolling interest in income of subsidiary was $0.2 million for the years ended December 28, 2008 and December 30, 2007. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

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

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December; however, in fiscal 2009 the anticipated demand was weaker than expected as a result of the current state of hospital admissions levels and high unemployment rates. As a result, this historic pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

Impact of Current Economic Conditions on our Business

Our business, and the business of many of our competitors, is currently being negatively impacted by high unemployment rates and difficult economic conditions in the markets in which we operate. We cannot provide any assurance as to when we expect these conditions to stabilize.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

Our historical capital resource requirements have been the funding of working capital, debt service, capital expenditures and acquisitions. We have historically funded these requirements from a combination of cash flow from operations, equity issuances and borrowings under our senior credit facilities.

Cash flow provided by operations was $13.4 million for the fiscal year ended December 27, 2009, as compared to $31.7 million for the fiscal year ended December 28, 2008. During the fiscal year ended December 27, 2009, we used cash generated from operations along with cash on hand to: (i) fund investing activities of $4.4 million of cash capital expenditures, and (ii) fund financing activities of $16.0 million, inclusive of the repayment of $11.8 million of outstanding term borrowings under our various credit agreements.

As of December 27, 2009, we had a net working capital deficit of $80.6 million, as compared to net working capital of $29.0 million as of December 28, 2008. The $109.6 million decrease was due to decreases in cash and cash equivalents, accounts receivable and other current assets of $7.0 million, $24.6 million and $0.5 million, respectively, and an increase in the current portion of long-term debt of $95.5 million due to the classification of all debt as current (see below), partially offset by decreases in accounts payable and accrued expenses (inclusive of the current portion of capital lease obligations) and accrued payroll and related liabilities of $12.7 million and $4.1 million, respectively, and an increase in prepaid expenses of $1.2 million. All debt is classified as current at December 27, 2009 due to the fact that, as of that date, we are not in compliance with several of the financial covenants contained in the Amended Credit Agreements. Excluding the non-current portion of long-term debt that was reclassified to current, net working capital would have been $23.6 million.

Our stockholders’ deficit at December 27, 2009 was $47.7 million. Our fiscal 2009 non-cash write-offs of impairment of goodwill and intangible assets and loss on early extinguishment of debt aggregating $45.7 million and our fiscal 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million has eliminated all of our stockholders’ equity. Our balance sheet at December 27, 2009 includes intangible assets and goodwill of $21.9 million.

At January 1, 2007, we were a party to a senior credit facility that, as amended, provided for a $40.0 million revolving credit facility that was due to expire on September 29, 2009. On July 2, 2007, we repaid all amounts outstanding under our prior senior credit facility and entered into a $155.0 million credit facility (Original Credit Agreement). The Original Credit Agreement was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan. The proceeds of the Original Credit Agreement were used to finance the purchase of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the prior senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf and AMR acquisitions and for general working capital purposes.

On March 12, 2009, we entered into the Amended Credit Agreements for the following borrowing facilities: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended Credit Agreements compared to our Original Credit Agreement are as follows: (i) we repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Credit Agreement during the first quarter of fiscal 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, we were required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a London Interbank Offered Rate (LIBOR) floor of 2.5% and a prime rate floor of 3.5% were incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Current portion of long-term debt” in the liabilities and stockholders’ equity (deficit) section of our consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. As a result of entering into the Amended Credit Agreements, we recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of our assets. In connection with the Amended Credit Agreements, we recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and are amortizing these costs over the remaining useful lives of the respective loans.

Pursuant to the terms of the Original Credit Agreement, we were required to make annual payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended Credit Agreements, we are now required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of fiscal 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, we will be obligated to compute an excess cash flow calculation (as defined), which could result in us being required to prepay an additional amount of outstanding term loan borrowings.

As the borrower under the Amended Credit Agreements, our subsidiary, Medical Staffing Network, Inc., may only pay dividends or make other distributions to us in the amount of $2,000,000 in any fiscal year to pay our operating expenses. This limitation on our subsidiary’s ability to distribute cash to us will limit our ability to obtain and service any additional debt. In addition, we and our subsidiaries are subject to restrictions under the Amended Credit Agreements against incurring additional indebtedness and we are required to meet certain financial covenants during future periods.

At the end of October 2009, we were not in compliance with several of our financial covenants under the Amended and Restated First Lien Credit Agreement. We initiated discussions with our lenders regarding these financial covenant breaches and, as of December 18, 2009, we entered into the Forbearance Agreement with GECC and with the required percentage of the lenders under the First Lien Credit Agreement (First Lien Lenders), under which GECC and the First Lien Lenders agreed to forbear with respect to our being out of compliance with the First Lien Credit Agreement with respect to the Minimum Consolidated Fixed Charge Coverage Ratio and the Minimum Consolidated EBITDA financial covenants. That forbearance agreement expired on February 1, 2010.

For the period ended December 27, 2009, we were not in compliance with several of our financial covenants under both of our Amended Credit Agreements. As a result, all of our outstanding debt under the Amended Credit Agreements is classified as current on our consolidated balance sheet.

On February 1, 2010, we informed our lenders under the Second Lien Credit Agreement (Second Lien Lenders) that we would not be in compliance as of December 27, 2009 with certain of the covenants set forth in the Second Lien Credit Agreement. Subject to the terms of an Intercreditor Agreement between the First Lien Lenders and the Second Lien Lenders, upon a default (which includes non-satisfaction of financial covenants) under the Second Lien Credit Agreement, the Second Lien Lenders also have certain rights.

As noted above, we are currently in default under our credit agreements with both our first lien secured lenders and our second lien secured lenders. We are currently negotiating with our senior lenders with regard to these defaults, and we have retained financial and legal advisors to assist us in exploring strategic options that may be available to us to restructure our capital structure and debt. We also believe, based on currently projected cash inflows generated from operations, that we may be unable to pay future scheduled interest and/or principal payments due to our senior lenders as these obligations become due. If our lenders are not willing to waive such compliance or otherwise modify our obligations such that we are no longer in violation of such obligations, the lenders could accelerate the maturity of our debts due to them. Further, because our lenders have a lien on substantially all of our assets to secure our obligations to them, our lenders could take actions under our credit agreements to seek to sell our assets to repay their obligations. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Additionally, because we are in default under our first lien credit agreement, our first lien lenders have terminated our ability to borrower under the revolver portion of the first lien credit agreement. As a result, our financial condition and business would be adversely affected if we were to need liquidity assistance to fund our obligations as they become due. We are having discussions with our lenders regarding the possibility of our lenders agreeing to fund our future liquidity needs. However, there can be no assurance that we will receive such liquidity assistance if it is required.

In that regard, we may determine (for example if our lenders seek to enforce their remedies under the credit agreements) that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

The Amended Credit Agreements provide us the option of utilizing either a prime interest rate (with a floor of 3.5% plus an applicable margin of 5.0% on the 1st Term Loan and 8.0% on the 2nd Term Loan) or LIBOR (with a floor of 2.5% plus an applicable margin of 6.0% on the 1st Term Loan and 9.0% on the 2nd Term Loan). Pursuant to the terms of the Amended Credit Agreements (originally required by the terms of the Original Credit Agreement), we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%. As we are not in compliance with several of our financial covenants at December 27, 2009, we are currently required to utilize the prime interest rate option (except for the amount hedged).

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 13.22% at December 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at December 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at December 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. For the year ended December 27, 2009, the weighted average interest rate for loans under our Amended Credit Agreements was 12.88% which is inclusive of the default P-I-K interest. As of December 27, 2009, the blended rate for loans outstanding under the Amended Credit Agreements was 17.04%, which is inclusive of the default P-I-K interest.

Capital expenditures were $4.4 million for the year ended December 27, 2009 and $5.5 million for the comparable prior year period (of which $4.9 million of the fiscal year 2008 expenditures was purchased via cash and the remaining $0.6 million was purchased via a capital lease). The expenditures primarily related to the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software.

Because we rely on cash flow from operating activities as a source of liquidity, we are subject to the risk that a decrease in the demand for our staffing services could have an adverse impact on our liquidity. Decreased demand for our staffing services could result from, among other reasons, fallout from our restructuring process, an inability to attract qualified healthcare professionals, fluctuations in patient occupancy at our hospital and healthcare facility clients and changes in state and federal regulations relating to our business.

Based on our current situation, as more particularly described above, there can be no assurance that we will have sufficient resources to meet our obligations as they come due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Contractual Obligations

The following table reflects our significant contractual obligations and other commitments as of December 27, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)(2)	$107,264	$107,264	$—	$—	$—
Operating leases (3)	19,529	6,093	9,122	4,081	233
Capital lease obligations (4)	286	215	71	—	—

Total	$127,079	$113,572	$9,193	$4,081	$233

(1)	Represents all monies owed under the Amended Credit Agreements as of the end of December 27, 2009.
(2)	These amounts do not include accrued non-cash interest expense that matures on the respective maturity dates of the 1st and 2nd Term Loans.
(3)	Relates to office space for corporate and branch locations.
(4)	Funds capital lease expenditures.

Critical Accounting Policies

In response to the SEC Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to our consolidated financial statements that are included in this report.

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

•

We have recorded goodwill and other intangibles resulting from our acquisitions through December 30, 2007. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of ASC 350, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite useful life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. ASC 350 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with ASC 350, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. Our annual impairment testing utilizes recent trends and multiple assumptions and estimates, including future discounted cash flows relating to projected operating results. During the fourth quarter of fiscal 2009, 62 reporting units recorded an impairment of $27.3 million to their aggregated goodwill of $39.9 million to write off the associated goodwill related to the reporting units deemed impaired. Another 7 reporting units, with aggregated goodwill of $1.5 million, have a fair value that is less than $100,000 in excess of their book value. Should the reporting units’ profitability decline, projected growth rates decrease, and/or the WACC increase, it is possible that the reporting units’ goodwill may be impaired at a subsequent reporting date. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close/merge one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the consolidated statement of operations. During the year ended December 27, 2009, we recorded non-cash impairment charges to goodwill of $43.0 million, as discussed, in “Impairment of goodwill”.

Pursuant to the provisions of ASC 350, in addition to goodwill, we review our intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. In fiscal 2009, we recorded non-cash impairment charges to intangible assets with indefinite useful lives of $0.9 million, as discussed, in “Impairment of intangible assets”.

Pursuant to the provisions of ASC 360, we review all long-lived assets including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with definite useful lives for the year ended December 27, 2009.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets in accordance with the Income Taxes Topic of the FASB ASC (ASC 740). Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. In accordance with Paragraph 10-25-6 of ASC 740, which we adopted on January 1, 2007, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon implementing Paragraph 10-25-6 of ASC 740, we did not recognize any liabilities for unrecognized tax benefits.

At December 27, 2009, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from the fiscal 2008 non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset. As we have a valuation allowance on our deferred tax assets, we are required to establish a full valuation allowance against the entire balance of our deferred tax assets. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record federal income tax expense relative to indefinite reversing temporary differences. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 27, 2009, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

•

We maintain an accrual for our health, workers’ compensation and professional liability exposures that are either self-insured or partially self-insured and are classified in accounts payable and accrued expenses. The adequacy of these accruals is determined by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on company-specific actuarial computations and industry experience and trends. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

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

Caution Concerning Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current matters. Rather, forward-looking statements are predictive in nature and may depend upon or refer to future events, activities or conditions. Although we believe that these statements are based upon reasonable assumptions, we cannot provide any assurances regarding future results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•

If we are unable to successfully negotiate mutually agreeable terms with our lenders as a result of our violation of several covenants contained in our Amended Credit Agreements, our business would likely be negatively impacted;

•

Our ability to borrow under the Revolver portion of our Amended and Restated First Lien Credit Agreement has been eliminated and there can be no assurance that our lenders will provide us with liquidity assistance if we need it to fund our obligations as they become due;

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

•

Demand for healthcare staffing services could be significantly affected by macro- or micro- economic conditions or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.);

•	Our results of operations and cash flow may be adversely impacted by an inability to leverage our cost structure;

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

•

We continue to have a substantial amount of goodwill on our balance sheet (even after the substantial non-cash write-offs of goodwill recorded in fiscal 2009 and 2008). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses;

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the senior credit facility. On December 27, 2009, we had borrowings of $43.1 million under the senior credit facility that were subject to variable rates, with a blended rate of 13.9% which is inclusive of the default P-I-K interest. As of December 27, 2009, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.4 million on an annual basis.

Foreign Currency Risk

We have no foreign currency risk as we have no revenue outside the U.S. and all of our revenues are billed and collected in U.S. dollars.

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

Our internal control over financial reporting as of December 27, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-3.

Changes in Internal Controls

The term “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that no changes in internal control over financial reporting occurred during the year ended December 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of our fiscal year ended December 27, 2009, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

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

See the Exhibit Index on page 50 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2010.

Medical Staffing Network Holdings, Inc.

By:	/s/ ROBERT J. ADAMSON
Robert J. Adamson
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. ADAMSON Robert J. Adamson	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	March 25, 2010

/s/ KEVIN S. LITTLE Kevin S. Little	President and Chief Financial Officer (Principal Financial Officer)	March 25, 2010

/s/ JEFFREY YESNER Jeffrey Yesner	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2010

/s/ ANNE BOYKIN Anne Boykin	Director	March 25, 2010

/s/ C. DARYL HOLLIS C. Daryl Hollis	Director	March 25, 2010

/s/ PHILIP INCARNATI Philip Incarnati	Director	March 25, 2010

/s/ EDWARD J. ROBINSON Edward J. Robinson	Director	March 25, 2010

/s/ DAVID WESTER David Wester	Director	March 25, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.2	First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.3	Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.4	Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on
Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.5	Agreement and Plan of Merger, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., Greenhouse Acquisition Sub, Inc., InteliStaf Holdings, Inc. and TC Group, L.L.C. (Incorporated by reference to
Exhibit 2.5 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

2.6	Purchase Agreement, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., InteliStaf Holdings, Inc. the Friedmann Family Parties (as defined therein) and the Carlyle Parties (as defined therein). (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

3.1	Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002
(File No. 001-31299)).

3.2	Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

4.1	Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).

10.1	Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on
Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.2+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.3+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description

10.4+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.5+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.6+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.7+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.8+	Separation Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 1, 2007 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (File No. 001-31299)).

10.9+	Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.10+	Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.11+	2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.12+	Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.13	Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.14	Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.15	Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

Exhibit No.	Description

10.16	Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.17	Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.18	Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

10.19	Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.20	Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

10.21	First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 001-31299)).

10.22	Second Amendment to Credit Agreement, dated February 24, 2005, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 28, 2005 (File No. 001-31299)).

10.23	Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006 (File No. 001-31299)).

10.24	Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.25	Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description

10.26	Lease Agreement, dated November 22, 1999, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.27	Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.28	Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.29	License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on
Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

10.30	Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (File No. 001-31299)).

10.31	1st Amendment to the Amended and Restated Credit Agreement, effective as of December 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-31299)).

10.32	Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders and L/C Issuers thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent and Firstlight Financial Corporation, as documentation agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

10.33	Second Lien Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

10.34	Amended and Restated Credit Agreement, dated as of March 12, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders parties thereto and L/C Issuers parties thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and sole bookrunner, and Firstlight Financial Corporation, as documentation agent (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 001-31299)).

10.35	Amended and Restated Second Lien Credit Agreement, dated as of March 12, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders parties thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 001-31299)).

Exhibit No.	Description

10.36+	Restricted Stock Agreement, dated August 11, 2009, between Medical Staffing Network Holdings, Inc. and Robert J. Adamson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 11, 2009 (File No. 001-31299)).

10.37+	Restricted Stock Agreement, dated August 11, 2009, between Medical Staffing Network Holdings, Inc. and Kevin S. Little (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 11, 2009 (File No. 001-31299)).

10.38	Rights Agreement, dated September 3, 2009, by and between Medical Staffing Network, Inc. and American Stock Transfer and Trust Company, LLC, as rights agent, which includes Exhibit A, the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Medical Staffing Network, Inc. and Exhibit B, the Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on
Form 8-K, dated September 3, 2009 (File No. 001-31299)).

10.39	Forbearance Agreement to Amended and Restated Credit Agreement, dated as of December 18, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., and each subsidiary of Borrower, as guarantors, the Lenders parties thereto, and General Electric Capital Corporation, individually as a Lender and as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 18, 2009 (File No. 001-31299)).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 27, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 27, 2009 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting.

Dated: March 25, 2010

/s/ ROBERT J. ADAMSON	/s/ KEVIN S. LITTLE
Robert J. Adamson Chairman and Chief Executive Officer	Kevin S. Little President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc. and Subsidiaries

We have audited Medical Staffing Network Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medical Staffing Network Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Medical Staffing Network Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 27, 2009 of Medical Staffing Network Holdings, Inc. and Subsidiaries and our report dated March 25, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Medical Staffing Network Holdings, Inc. and Subsidiaries’ ability to continue as a going concern.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 27, 2009. These financial statements are the responsibility of Medical Staffing Network Holdings, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Staffing Network Holdings, Inc. and Subsidiaries at December 27, 2009 and December 28, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Medical Staffing Network Holdings, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company is not in compliance with the covenants of its loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The December 27, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medical Staffing Network Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 25, 2010

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 27, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,319	$14,344
Accounts receivable, net of allowance for doubtful accounts of $619 and $1,379 at December 27, 2009 and December 28, 2008, respectively	45,811	70,375
Prepaid expenses	2,342	1,131
Other current assets	3,102	3,637

Total current assets	58,574	89,487
Furniture and equipment, net of accumulated depreciation of $25,318 and $26,594 at December 27, 2009 and December 28, 2008, respectively	11,820	11,751
Goodwill	16,917	59,916
Intangible assets, net of accumulated amortization of $9,306 and $7,162 at December 27, 2009 and December 28, 2008, respectively	5,023	8,043
Other assets, net of accumulated amortization of $538 and $680 at December 27, 2009 and December 28, 2008, respectively	4,031	4,732

Total assets	$96,365	$173,929

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,753	$40,378
Accrued payroll and related liabilities	3,970	8,072
Current portion of long-term debt	107,264	11,762
Current portion of capital lease obligations	202	267

Total current liabilities	139,189	60,479

Long-term debt, net of current portion	—	104,988
Capital lease obligations, net of current portion	70	272
Other liabilities	4,366	6,101

Total liabilities	143,625	171,840

Commitments and contingencies

Medical Staffing Network Holdings, Inc. (MSN) stockholders’ (deficit) equity:
Common stock, $0.01 par value per share, 75,000 authorized: 31,990 and 30,315 issued and outstanding at December 27, 2009 and December 28, 2008, respectively	320	303
Junior A Preferred Stock, $0.01 par value per share, 1,000 authorized: none issued and outstanding at December 27, 2009 and December 28, 2008	—	—
Additional paid-in capital	285,691	285,243
Accumulated other comprehensive loss	(2,063)	(3,424)
Accumulated deficit	(331,610)	(280,435)

Total MSN stockholders’ (deficit) equity	(47,662)	1,687
Noncontrolling interest in subsidiary	402	402

Total stockholders’ (deficit) equity	(47,260)	2,089

Total liabilities and stockholders’ (deficit) equity	$96,365	$173,929

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Service revenues	$340,877	$537,814	$482,339
Cost of services rendered	251,069	403,689	366,040

Gross profit	89,808	134,125	116,299

Operating expenses:
Selling, general and administrative	72,725	109,398	95,839
Depreciation and amortization	6,471	6,146	4,665
Impairment of goodwill	42,999	126,675	2,621
Impairment of intangible assets	883	4,200	—
Restructuring and other charges	1,030	1,673	3,167

Income (loss) from operations	(34,300)	(113,967)	10,007
Loss on early extinguishment of debt	1,808	—	278
Interest expense, net	15,140	11,016	7,302
Other income	(719)	—	—

Income (loss) before provision for (benefit from) income taxes	(50,529)	(124,983)	2,427
Provision for (benefit from) income taxes	179	(8,334)	3,320

Consolidated net loss	(50,708)	(116,649)	(893)
Net income – noncontrolling interest in subsidiary	467	246	164

Net loss attributable to MSN	$(51,175)	$(116,895)	$(1,057)

Basic and diluted net loss per share attributable to MSN	$(1.68)	$(3.86)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	30,486	30,314	30,263

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comp. Loss	Accumulated Deficit	Total	Noncontrol Interest in Subsidiary	Total Equity
	Shares	Par
Balance at December 31, 2006	30,257	$303	$284,507	$—	$(162,483)	$122,327	$—	$122,327
Exercise of stock options	29	—	81	—	—	81	—	81
Stock-based compensation	—	—	156	—	—	156	—	156
Acquisition of InteliStaf	—	—	—	—	—	—	402	402
Distribution of income from noncontrolling interest in subsidiary	—	—	—	—	—	—	(164)	(164)
Net income (loss)	—	—	—	—	(1,057)	(1,057)	164	(893)
Unrealized loss on derivative, net of taxes	—	—	—	(1,738)	—	(1,738)	—	(1,738)

Total comprehensive loss						(2,795)		(2,631)

Balance at December 30, 2007	30,286	303	284,744	(1,738)	(163,540)	119,769	402	120,171
Restricted stock grant	29	—	175	—	—	175	—	175
Stock-based compensation	—	—	324	—	—	324	—	324
Distribution of income from noncontrolling interest in subsidiary	—	—	—	—	—	—	(246)	(246)
Net income (loss)	—	—	—	—	(116,895)	(116,895)	246	(116,649)
Unrealized loss on derivative, net of taxes	—	—	—	(1,686)	—	(1,686)	—	(1,686)

Total comprehensive loss						(118,581)		(118,335)

Balance at December 28, 2008	30,315	303	285,243	(3,424)	(280,435)	1,687	402	2,089
Restricted stock grant	1,675	17	77			94		94
Stock-based compensation			371			371		371
Distribution of income from noncontrolling interest in subsidiary	—	—	—	—	—	—	(467)	(467)
Net income (loss)					(51,175)	(51,175)	467	(50,708)
Unrealized gain on derivative, net of taxes				1,361		1,361		1,361

Total comprehensive loss						(49,814)		(49,347)

Balance at December 27, 2009	31,990	$320	$285,691	$(2,063)	$(331,610)	$(47,662)	$402	$(47,260)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Operating activities
Consolidated net loss attributable	$(50,708)	$(116,649)	$(893)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Goodwill impairment charge	42,999	126,675	2,621
Intangible assets impairment charge	883	4,200	—
Depreciation and amortization	6,471	6,146	4,665
Amortization of debt issuance cost	652	454	287
Deferred income taxes	—	(8,334)	3,320
Provision for (benefit from) doubtful accounts	(192)	813	642
Stock-based compensation expense	465	499	156
Loss on early extinguishment of debt	1,808	—	278
Non-cash interest expense	2,276	—	—
Changes in operating assets and liabilities:
Accounts receivable	24,756	27,188	(4,757)
Prepaid expenses and other current assets	(676)	746	2,170
Other assets	1,830	29	69
Accounts payable and accrued expenses	(12,734)	(6,450)	(2,608)
Accrued payroll and related liabilities	(4,102)	(3,866)	(5,562)
Other liabilities	(374)	249	(260)

Cash provided by operating activities	13,354	31,700	128

Investing activities
Cash paid for acquisitions, net of cash acquired	—	(1,000)	(104,265)
Purchases of furniture and equipment, net	(2,250)	(2,903)	(2,177)
Purchases of intangible assets	(7)	—	—
Capitalized internal software costs	(2,146)	(2,039)	(1,287)

Cash used in investing activities	(4,403)	(5,942)	(107,729)

Financing activities
Extinguishment of senior credit facility	—	—	(16,635)
Net borrowings (repayments) under revolving credit facility	—	(4,435)	4,015
Proceeds from issuance of term loans, net of financing costs	—	—	122,227
Principal payments on term loan	(11,762)	(8,000)	(250)
Payments of debt issuance costs	(3,589)	—	(30)
Proceeds from exercise of stock options	—	—	81
Dividends paid to holders of noncontrolling interest in subsidiary	(358)	(439)	(147)
Principal payments under capital lease obligations	(267)	(438)	(289)

Cash provided by (used in) financing activities	(15,976)	(13,312)	108,972

Net change in cash and cash equivalents	(7,025)	12,446	1,371
Cash and cash equivalents at beginning of year	14,344	1,898	527

Cash and cash equivalents at end of year	$7,319	$14,344	$1,898

Continued on next page.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(in thousands)

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$9,535	$9,500	$6,509

Non-cash payment of debt issuance costs	$—	$—	$2,792

Purchases of equipment through capital leases	$—	$617	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$179	$—	$—

Interest paid	$2,479	$1,070	$36

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN UNCERTAINTY

Due to the Company’s recurring operating losses, working capital deficiency and defaults under its debt agreement, there is substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 12, the Company is not in compliance with certain financial covenants as of December 27, 2009, relative to its Amended and Restated Credit Agreement. This caused a default which allows the lenders to demand immediate repayment of the outstanding balances. Therefore, the debt has been classified as a current liability in the accompanying consolidated balance sheet at December 27, 2009. Management is in communication with the Company’s lenders to restructure the debt, as the Company does not expect to regain compliance with the covenants contained in its debt agreement as currently in effect. The Company will require additional financing or revisions to the current financing agreement in order to continue as a going concern. There can be no assurance that the Company will be able to obtain the requisite additional financing or modify the existing debt agreement to satisfactory terms on a timely basis.

The December 27, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary (predominately healthcare) staffing services including per diem, short term contracts and travel, in the United States (U.S.). The Company’s per diem healthcare staffing assignments (less than two weeks in duration), its short term contract-based healthcare staffing assignments (more than two weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by the Company’s per diem branches while longer length assignments are staffed by both its centralized travel offices and per diem branches. Having scale per diem and travel businesses provides the Company with internal synergies of cross-selling between the two divisions. In addition to nurse staffing, the Company provides temporary staffing of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

The Company currently provides its services through a network of 75 branch locations around the U.S. and considers each branch location to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Segment Reporting Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (ASC 280), the Company considers the different services described above to aggregate into one segment. For each of the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, temporary staffing services represented 99.5%, 99.6% and 99.5%, respectively, of the Company’s consolidated revenues, with permanent placements representing 0.5%, 0.4% and 0.5%, respectively, of its consolidated revenues.

Through its acquisition of InteliStaf Holdings, Inc. (InteliStaf) (see Note 6 for additional information), the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to the determination of allowance for doubtful accounts, the determination of required accruals for health, workers’ compensation and professional liability that are partially self funded, legal contingencies, the determination of a valuation allowance on net deferred tax assets, and the determination of estimates used in the impairment analysis of goodwill and other intangible assets.

Reclassifications

Certain reclassifications have been made to the fiscal 2008 and 2007 consolidated financial statements to conform to the fiscal 2009 presentation pursuant to the application of .ASC 810 (as defined later).

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

The Company’s fiscal year consists of 52/53 weeks, and it ends on the last Sunday in December in each fiscal year. The 2009, 2008 and 2007 fiscal years each consisted of 52 weeks.

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

Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the U.S. and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors. The Company does not generally require collateral. The allowance for doubtful accounts represents the Company’s estimate for uncollectible receivables based on a review of specific accounts and the Company’s historical collection experience. The Company writes off specific accounts based on an ongoing review of collectability as well as management’s past experience with the customers.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging generally from three to seven years. Leasehold improvements are depreciated over the lives of the related leases or their estimated useful lives, whichever is shorter.

Certain leases for office equipment have been capitalized in accordance with the provisions of the Leases Topic of the FASB ASC (ASC 840) and are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter.

Certain software development costs for internally developed software have been capitalized in accordance with the provisions of the Intangibles – Goodwill and Other Topic of the FASB ASC (ASC 350). These capitalized costs include purchased software for internal use, consulting services and costs for personnel associated with programming, coding and testing such software during the application development stage. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Software development costs are being amortized using the straight-line method over their estimated useful life of three years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Identifiable intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 2 to 7.5 years. Pursuant to the provisions of ASC 350, the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Per ASC 350, impairment for goodwill and intangible assets deemed to have an indefinite life exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. The Company’s policy is that each branch location represents a reporting unit. The Company performed an analysis whereby the historical goodwill was allocated or “pushed down” to each reporting unit based on their estimated relative fair value at the time.

In accordance with ASC 350, the Company performs an annual review for goodwill impairment during the fourth quarter of its fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, the Company reviews its reporting units for goodwill impairment indicators. In fiscal 2009, 2008, and 2007, the Company recorded aggregate non-cash goodwill impairment charges of $43.0 million, $126.7 million, and $2.6 million, respectively. See Note 7 for details of the composition of these non-cash charges. All of the non-cash goodwill impairment charges are included in the line item “Impairment of goodwill” on the consolidated statements of operations for the respective years.

After the various fiscal 2009 goodwill impairment charges that were recorded, $16.9 million of goodwill remains on the Company’s consolidated balance sheet at December 27, 2009.

Pursuant to the provisions of ASC 350, in addition to goodwill, the Company reviews its intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. In fiscal 2009 and 2008, the Company recorded aggregate non-cash impairment charges of $0.9 million and $4.2 million, respectively, with no charges recorded in fiscal 2007. See Note 7 for details of the composition of these charges. These amounts are included in the line item “Impairment of intangible assets” on the Company’s consolidated statements of operations for the respective years.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pursuant to the provisions of the Property, Plant, and Equipment Topic of the FASB ASC (ASC 360), the Company reviews all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company did not record any impairment of intangible assets with definite useful lives for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

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

Letters of Credit

As of December 27, 2009, the Company had $6.5 million of standby letters of credit, of which $6.1 million related to InteliStaf’s workers compensation policy and $0.4 million related to operating leases. As of December 28, 2008, the Company had $7.7 million of standby letters of credit, of which $7.1 million related to InteliStaf’s workers compensation policy and $0.6 million related to operating leases.

Debt Issuance Costs

Deferred costs related to the issuance of debt are amortized using the effective interest method over the terms of the respective debt. Debt issuance costs of approximately $3.8 million, less accumulated amortization of approximately $0.5 million at December 27, 2009, and approximately $2.8 million, less accumulated amortization of approximately $0.7 million at December 28, 2008, are recorded in other assets in the consolidated balance sheets. On March 12, 2009, the Company entered into an Amended and Restated Credit Agreement (defined in Note 12). The increase in debt issuance costs in fiscal 2009 is a result of the Company entering into the Amended and Restated Credit Agreement partially offset by the write-off of $1.8 million of unamortized issuance costs associated with the Original Credit Agreement (defined in Note 12). This write-off of $1.8 million appears in the line item “Loss on early extinguishment of debt” on the Company’s consolidated statement of operations for the year ended December 27, 2009.

In fiscal 2007, the Company entered into the Original Credit Agreement and recorded $0.3 million to write off the debt issuance costs associated with the prior senior credit facility. This charge is included in the line item “Loss on early extinguishment of debt” on the consolidated statement of operations for the year ended December 30, 2007.

Revenue Recognition

The Company’s service revenues consist almost entirely of temporary staffing revenues. Revenues are recognized when services are rendered. Reimbursable expenses, including those related to travel and out-of-pocket expenses, are recorded as service revenues with an equal amount in cost of services rendered.

The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business (within vendor management service (VMS) agreements) is the use of unaffiliated companies (Associate Partners), and the use of their employees to fulfill a customer’s staffing requirement. Under these arrangements, the Associate Partners serve as subcontractors. The customer is typically responsible for assessing the work of the Associate Partner and has responsibility for the acceptability of its personnel, and the customer and Associate Partner have agreed that the Company does not pay the Associate Partner until the customer pays the Company. Based upon the revenue recognition principles in the Revenue Recognition Topic of the FASB ASC (ASC 605), revenue for these services, where the customer and the Associate Partner have agreed that the Company is not at risk for payment, is recognized net of associated costs in the period the services are rendered.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Gross revenues of Associate Partners and net revenues recognized in the consolidated statements of operations for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 are as follow (in thousands):

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Gross revenues of Associate Partners	$40,022	$60,696	$34,151
Net revenues recognized	1,483	2,184	1,193

Share-based payments

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of December 27, 2009, approximately 1.0 million shares are available for future issuance (see Note 16).

Effective as of December 26, 2005, the Company adopted the modified prospective transition method of the Equity Topic of the FASB ASC (ASC 505). Under this method, compensation cost recognized for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested, as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of ASC 505.

The Company granted 123,500 and 458,750 stock options among its employees during the years ended December 27, 2009 and December 30, 2007, respectively. The Company did not grant stock options among its employees during the year ended December 28, 2008.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to four years. The fair value for employee stock options for the year ended December 27, 2009 was calculated based on the following assumptions: a risk-free interest rate of 2.71%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 91.2%; and a weighted-average expected life of the options of 10 years. The fair value for employee stock options for the year ended December 30, 2007 was calculated based on the following assumptions: a risk-free interest rate of 4.8%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company’s common stock of 53%; and a weighted-average expected life of the options of 6 years.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

In accordance with the requirements of the Earnings Per Share Topic of the FASB ASC (ASC 260), basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding and diluted earnings per share reflects the dilutive effects of stock options and other common stock equivalents (as calculated utilizing the treasury stock or reverse treasury stock method, as appropriate). Shares of common stock that are issuable upon the exercise of options have been excluded from the fiscal 2009, 2008, and 2007 per share calculations because their effect would have been anti-dilutive due to the net loss. See Note 17 for the calculation of basic and diluted shares.

Income Taxes

As required by the Income Taxes Topic of the FASB ASC (ASC 740), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 11).

Derivative Financial Instruments

Effective September 6, 2007, the Company entered into a three-year interest rate swap agreement (2007 Swap Agreement) with a financial institution, as required by the Company’s Original Credit Agreement (defined in Note 12) and continued in the Amended and Restated Credit Agreement (defined in Note 12) entered into on March 12, 2009, to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations (see Note 13). The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The Company deems the 2007 Swap Agreement as a 100% effective derivative designated as a cash flow hedge (see Note 13). In accordance with the provisions of the Derivatives and Hedging Topic of the FASB ASC (ASC 815) and other applicable guidance, on a quarterly basis the Company records changes in the fair value of the cash flow hedge to accumulated other comprehensive loss, a stockholders’ equity balance sheet account, and will subsequently reclassify the value to results of operations when the forecasted transaction affects earnings.

Comprehensive Loss

The Comprehensive Income Topic of the FASB ASC (ASC 220) requires that an enterprise: (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive loss that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss and unrealized gain (loss) on the derivative instrument for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (Update 2010-06). This update requires new disclosures as follows: (i) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. Update 2010-06 also clarifies existing disclosures as follows: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Update 2010-06 is effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the new disclosure in item (ii) above, which is effective for fiscal years beginning after December 15, 2010. The Company will implement the provisions of Update 2010-06 in the fiscal years beginning December 28, 2009 and December 27, 2010 (as noted above), and it does not believe that the adoption of Update 2010-06 will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (Update
2009-05). This update provides clarification as to the techniques a reporting entity is required to use in measuring fair value of a liability in circumstances in which the quoted price in an active market for the identical liability is not available. These techniques include a valuation that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a valuation consistent with the principles of ASC 820. Update 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 2009. The Company will implement the provisions of Update 2009-05 in the fiscal year beginning December 28, 2009, and it does not believe that the adoption of Update 2009-05 will have a material impact on its consolidated financial statements.

Codification

In the third quarter of fiscal 2009, the Company adopted the codification standards issued by the FASB in June 2009, the Generally Accepted Accounting Principles Topic of the FASB ASC (ASC 105), effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities and is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in ASC 105 has become non-authoritative. All accounting references in this Form 10-K have been updated, and therefore FASB references have been updated with ASC references.

Subsequent Events

As of June 28, 2009, the Company adopted the provisions of the Subsequent Events Topic of the FASB ASC (ASC 855) which defines: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may require potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Update 2010-09), which amends ASC 855. The Company has adopted the provisions of Update 2010-09, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued but eliminates the requirement that a reporting entity must disclose the date through which subsequent events have been evaluated. The adoption of ASC 855 and Update 2010-09 has not had a material impact on the Company’s consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Consolidations

In the fiscal year beginning December 29, 2008, the Company adopted the provisions of the Consolidation Topic of the FASB ASC (ASC 810), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a company. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the company’s equity; consolidated net income be reported at amounts inclusive of both the company’s and the noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the company and the noncontrolling interest, all on the consolidated statements of operations; and, if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income (loss) based on such fair value. The Company applied the presentation and disclosure requirements of ASC 810 retrospectively. Other than the change in presentation of the noncontrolling interest in its subsidiary, the adoption of ASC 810 has not had a material impact on the Company’s consolidated financial statements.

Business Combinations

In the fiscal year beginning December 29, 2008, the Company adopted the provisions of the Business Combinations Topic of the FASB ASC (ASC 805), which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. ASC 805 also provides disclosure requirements related to business combinations. ASC 805 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations with an acquisition date on or after the effective date. The adoption of ASC 805 has not had a material impact on the Company’s consolidated financial statements.

Intangibles, Goodwill and Other

In the fiscal year beginning December 29, 2008, the Company adopted the provisions of section 30-35 (Determination of the Useful Life of Intangible Assets) of the Intangibles, Goodwill and Other Topic of the FASB ASC (ASC 350-30-35), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of the asset under the new business combination accounting. ASC 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30-35 has not had a material impact on the Company’s consolidated financial statements.

4. FAIR VALUE OF ASSETS AND LIABILITIES

Due to their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values at December 27, 2009 and December 28, 2008. The Company estimates that the fair value of its total debt obligations under the Amended and Restated Credit Agreement (defined in Note 12) was $60.3 million, which approximates enterprise value, compared to the book value of $107.3 million at December 27, 2009. The fair value was calculated using a discounted cash flow method of future cash outflows relating to debt service amortization and interest expense pursuant to the applicable terms of the 1st Term Loan (defined in Note 12) and the 2nd Term Loan (defined in Note 12).

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Effective with the fiscal year beginning December 31, 2007, the Company adopted ASC 820, which establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 excludes accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under ASC 840. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under the Business Combinations Topic of FASB ASC (ASC 805), regardless of whether those assets and liabilities are related to leases.

Effective with the fiscal year beginning December 29, 2008, the Company adopted Paragraph 10-15-1A of ASC 820, with no material impact on its consolidated financial position or its results of operations. ASC 820-10-15-1A deferred for one year the effective date of ASC 820 for certain nonfinancial assets and certain nonfinancial liabilities.

Effective with the quarter ended June 28, 2009, the Company adopted the fair value disclosures in accordance with the Financial Instruments Topic of the FASB ASC (ASC 825), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. In periods after initial adoption, ASC 825 requires comparative disclosures only for periods ending after initial adoption.

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

In February 2007, the FASB issued Paragraph 10-05-5 of ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.

At December 27, 2009, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 13). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of December 27, 2009 by level within the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements at December 27, 2009 Using:
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value at
	(Level 1)	(Level 2)	(Level 3)	Dec, 27, 2009
Liability:
Derivative financial instrument	$—	$(2,063)	$—	$(2,063)

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2009, the Company closed/merged three per diem branches, implemented various cost containment initiatives and eliminated 100 branch, corporate and operations personnel (Q1’09 Plan). As a result, the Company recorded charges of $0.7 million related to severance and lease terminations. In the second quarter of fiscal 2009, the Company closed one per diem branch, implemented cost containment initiatives and eliminated 50 branch, corporate and operations personnel (Q2’09 Plan). As a result, the Company recorded charges of $0.2 million related to severance and lease terminations. In the fourth quarter of fiscal 2009, the Company recorded a pre-tax charge of $0.1 million, all of which has been paid, associated with the refinancing of the Amended and Restated Credit Agreement. A breakdown of the combined $0.9 million liability incurred for fiscal 2009 (Q1’09 Plan and Q2’09 Plan) and the remaining liability at December 27, 2009 is as follows (in thousands):

	Initial Liability Q1’09 Plan	Initial Liability Q2’09 Plan	Combined Liability ’09 Plans	Cash Paid Through Dec. 27, 2009	Accrued at Dec. 27, 2009
Lease termination costs	$136	$57	$193	$189	$4	(1)
Employee termination costs	359	114	473	473	—
Other	186	61	247	247	—

Total	$681	$232	$913	$909	$4

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s consolidated balance sheet.

In the first quarter of fiscal 2008, the Company terminated an outsourcing initiative and recorded a pre-tax charge of $0.3 million, all of which has been paid. In June 2008, the Company eliminated over 100 corporate and branch positions due to a weakening economy. As a result, the Company recorded a pre-tax charge of $0.2 million in the second quarter of fiscal 2008 related to severance costs, all of which has been paid. In October 2008, the Company realigned its per diem branch network and closed/merged 20 branches and eliminated 150 branch, corporate and operations personnel. As a result, the Company incurred charges of $1.2 million related to severance costs and lease termination fees in the fourth quarter of fiscal 2008. A breakdown of the $1.2 million liability incurred for the October 2008 plan is as follows (in thousands):

	Initial Liability	Cash Paid Through Dec. 27, 2009	Accrued at Dec. 27, 2009
Lease termination costs	$990	$801	$189	(1)
Employee termination costs	174	174	—

Total	$1,164	$975	$189

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s consolidated balance sheet.

On August 7, 2007, the Company initiated a plan to eliminate redundant costs resulting from the acquisition of InteliStaf and to improve efficiencies in operations (IS Plan). As part of the IS Plan, the Company reduced its pre-acquisition workforce by approximately 70 employees and closed four of its pre-acquisition branches. Additionally, the Company reduced InteliStaf’s pre-acquisition workforce by approximately 200 employees and closed three of InteliStaf’s branches. As a result, in fiscal 2007 the Company recorded a pre-tax charge of $3.2 million, which was comprised of $1.0 million related to severance costs and contract and lease termination fees associated with the Company’s pre-acquisition branches and $2.2 million related to integration expenses for the InteliStaf acquisition. The severance costs and contract and lease termination fees associated with the InteliStaf branch closures was $10.4 million, with $9.3 million recorded in the third quarter of fiscal 2007 and $1.1 million recorded in the fourth quarter of fiscal 2007. In conjunction with the finalization of the purchase accounting for the InteliStaf acquisition (see Note 6), in the third quarter of fiscal 2008, the Company recorded additional lease termination fees under the IS Plan of $0.4 million as a liability.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. RESTRUCTURING AND OTHER CHARGES (continued)

Of the total restructuring accrual of $11.8 million, $10.8 million was accounted for as part of the cost of the acquired business and was not recorded as a period expense, and the remaining $1.0 million was included within the aforementioned fiscal 2007 pre-tax charge of $3.2 million, which can be found in the line item “Restructuring and other charges” on the Company’s statement of operations for the year ended December 30, 2007. A breakdown of the $11.8 million liability recorded for the IS Plan is as follows (in thousands):

	Initial Liability	Additions through Dec. 27, 2009	Cash paid through Dec. 27, 2009	Accrued at Dec. 27, 2009
Lease termination costs	$7,213	$384	$5,168	$2,429	(1)
Employee termination costs	3,104	1,136	4,240	—

Total	$10,317	$1,520	$9,408	$2,429

(1)	Included in the line items “Accounts payable and accrued expenses” and “Other liabilities” in the Company’s consolidated balance sheet.

6. ACQUISITIONS

During the year ended December 27, 2009, the Company made no acquisitions or paid any additional consideration relating to prior year acquisitions.

During the year ended December 28, 2008, the Company made no acquisitions. In fiscal 2008, the Company paid approximately $1.0 million of additional consideration related to the AMR ProNurse (AMR) acquisition (discussed below) based upon the achievement of certain financial results, all of which was allocated to goodwill on the Company’s consolidated balance sheet.

In September 2007, the Company acquired certain assets of AMR for approximately $11.0 million in cash less a working capital adjustment of $0.2 million, of which approximately $0.3 million was held in escrow, with the potential for additional consideration contingent upon AMR achieving certain financial results for fiscal 2007 through March 2013. The purchase price was allocated as follows: (i) $7.2 million to goodwill (indefinite useful life), (ii) $3.4 million to partnership customer relationships (five-year useful life), (iii) $0.4 million to proprietary software (three-year useful life), (iv) $0.1 million to non-compete agreements (three-year useful life), (v) $17,000 to vendor (subcontractor) agreements (five-year useful life), (vi) $12,000 to trademarks and trade names (indefinite useful life) and (vii) $4,000 to traditional customer relationships (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net liabilities assumed in the transaction. The primary reason for the acquisition was to expand the Company’s VMS agreements. The acquisition was accounted for in accordance with ASC 805 and, accordingly, the results of operations have been included in the Company’s consolidated statement of operations beginning September 8, 2007, the date when the Company assumed control of AMR.

In July 2007, the Company acquired all of the interests of InteliStaf for approximately $92.0 million in cash plus a net working capital adjustment of $1.2 million (of which $2.2 million was funded at the acquisition’s close in July 2007 and $1.0 million was returned to the Company in fiscal 2008), of which approximately $4.6 million was held in escrow, with no potential for additional consideration. The purchase price was allocated as follows: (i) $79.9 million to goodwill (indefinite useful life), (ii) $5.6 million to trademarks and trade names (indefinite useful life), (iii) $4.3 million to partnership customer relationships (five-year useful life), (iv) $0.5 million to non-compete agreements (two-year useful life), (v) $0.4 million to traditional customer relationships (five-year useful life) and (vi) $0.1 million to vendor (subcontractor) agreements (five-year useful life). The difference between the purchase price and the value of the acquired intangible assets relates to the net assets acquired in the transaction. The primary reason for the acquisition was to increase the Company’s presence in travel nurse staffing and to expand the number of markets in which its per diem division operates. The acquisition was accounted for in accordance with ASC 805 and, accordingly, the results of operations have been included in the Company’s consolidated statement of operations beginning at the close of business on July 2, 2007, the date when the Company assumed control of InteliStaf. In the beginning of the third quarter of fiscal 2008, the Company finalized the purchase accounting for the InteliStaf acquisition, resulting in an increase to goodwill of approximately $1.3 million.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. ACQUISITIONS (continued)

In fiscal 2007, the Company paid approximately $0.7 million of additional consideration based upon the achievement of certain financial results relating to a fiscal 2005 acquisition, all of which is allocated to goodwill on the Company’s consolidated balance sheet.

The following unaudited pro forma financial information reflects the results of operations for the year ended December 30, 2007, as if the acquisitions described above had occurred at the beginning of the respective years presented. The pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the years presented or of future results of operations:

(in thousands, except per share amounts)	Year ended December 30, 2007
Service revenues	$621,315
Income from operations	20,558
Net income	1,902
Basic income per share	0.06
Diluted income per share	0.06

7. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill

In accordance with ASC 350, the Company performs an annual review for impairment during the fourth quarter of its fiscal year by performing a fair value analysis of each reporting unit. On a quarterly basis, the Company reviews its reporting units for impairment indicators. In fiscal 2009, 2008, and 2007, the Company recorded aggregate non-cash goodwill impairment charges of $43.0 million, $126.7 million, and $2.6 million, respectively. Details of the composition of these non-cash charges are as follows:

The Company completed its annual goodwill impairment test during the fourth quarter of fiscal 2009, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of its reporting units in fiscal 2009. Contributing to the impairment charge was the effect the severe economic downturn had on the temporary healthcare staffing industry that resulted in the Company’s lower profitability and an increase in the WACC rate. During the fourth quarter of fiscal 2009, 62 reporting units recorded an impairment of $27.3 million to their aggregated goodwill of $39.9 million to write off the associated goodwill related to the reporting units deemed impaired. Another 7 reporting units, with aggregated goodwill of $1.5 million, have a fair value that is less than $100,000 in excess of their book value. At the end of the fourth quarter of fiscal 2009, the Company closed one per diem branch and recorded a non-cash charge of approximately $0.4 million to write off the associated goodwill. Should the reporting units’ profitability decline, projected growth rates decrease, and/or the WACC increase, it is possible that the reporting units’ goodwill may be impaired at a subsequent reporting date.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS (continued)

During the fiscal 2009 third quarter review, the Company noted that impairment indicators were present at a number of its reporting units. The Company performed an interim test for impairment using a discounted cash flow model and determined that goodwill at many of these reporting units was impaired due to reduced projected operating results. As such, during the third quarter of fiscal 2009, the Company recorded a non-cash charge of approximately $14.1 million to write off the associated goodwill related to the reporting units determined to be impaired.

Coinciding with the aforementioned closure/merger of three per diem branches during the first quarter of fiscal 2009 and one per diem branch closure during the second quarter of fiscal 2009, the Company recorded non-cash goodwill impairment charges of approximately $1.0 million and $0.2 million, respectively, to write off the associated goodwill.

After the various fiscal 2009 goodwill impairment charges that were recorded, $16.9 million of goodwill remains on the Company’s consolidated balance sheet at December 27, 2009.

The Company completed its annual goodwill impairment test during the fourth quarter of fiscal 2008, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of its reporting units in fiscal 2008. Contributing to the impairment charge was the reduction in projected growth rates at a number of the Company’s reporting units (compared to prior projections) based on management’s assessment of the temporary healthcare staffing industry and the significant decrease in the enterprise value of the Company. Each of the reporting units that took an impairment charge as a result of the fourth quarter of fiscal 2008 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash flow calculations were impacted by reduced projected operating results in subsequent periods. As a result, in the fourth quarter of fiscal year ended December 28, 2008, the Company recorded non-cash goodwill impairment charges of $61.1 million.

Coinciding with the October 2008 branch closures associated with its per diem branch network realignment, the Company recorded a non-cash impairment charge of $5.8 million in the fourth quarter of fiscal 2008 to write off the associated goodwill.

During the second quarter of fiscal 2008, due in large part to a weak economy, tight credit market and challenging healthcare staffing industry dynamics that affected its fiscal 2008 second quarter results, the Company reassessed the forward-looking short-, mid- and long term growth rates of its various reporting units. It was at this time that the Company believed an indicator of impairment might be present, as based on current information, its estimated future growth rates were now lower than what it had previously considered. Accordingly, the Company performed an interim period goodwill impairment test using a discounted cash flow model and determined that goodwill at a number of its reporting units was impaired due to the reduced projected operating results in future periods. As such, for the quarter ended June 29, 2008, the Company recorded a non-cash charge of approximately $59.8 million to write off the associated goodwill.

The Company completed its annual goodwill impairment test during the fourth quarter of fiscal 2007, using a combination of market multiple, comparable transaction and discounted cash flow methods. Impairment was noted at a number of reporting units in fiscal 2007. Each of the reporting units that took an impairment charge as a result of the fourth quarter of fiscal 2007 impairment testing had positive operating income for the trailing twelve month period preceding the test date; however, their individual discounted cash flow calculations were impacted by reduced projected operating results in subsequent periods. As a result, in the fourth quarter of fiscal year ended December 30, 2007, the Company recorded non-cash goodwill impairment charges of $0.7 million.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS (continued)

Coinciding with the branch closures associated with the IS Plan, the Company concluded that the goodwill associated with the four closed pre-acquisition branches was fully impaired. As a result, for the quarter ended September 30, 2007, the Company recorded a non-cash charge of approximately $1.9 million to write-off the associated goodwill. All of the above non-cash goodwill impairment charges are included in the line item “Impairment of goodwill” on the consolidated statements of operations for the respective years.

Intangible Assets

Pursuant to the provisions of ASC 350, in addition to goodwill, the Company reviews its intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. In fiscal 2009 and 2008, the Company recorded aggregate non-cash impairment charges of $0.9 million and $4.2 million, respectively, with no charges recorded in fiscal 2007. Details of the composition of these charges are as follows:

In the discounted cash flow model used in the aforementioned fiscal 2009 annual goodwill impairment testing, the Company’s analysis of the “trade names” value was performed using the baseline fiscal 2010 amounts that were used in the annual goodwill discounted cash flow model. As a result, the Company recorded a non-cash impairment charge of $0.2 million in the fourth quarter of fiscal 2009. In the discounted cash flow model used in the aforementioned fiscal 2009 interim goodwill impairment testing, the Company’s actual results were lower than the projected fiscal 2009 baseline amounts. Accordingly, the Company believed an indicator for impairment of its “trade names” intangible asset was present during interim testing. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal 2009 amounts that were used in the interim goodwill discounted cash flow model. As a result, the Company recorded a non-cash impairment charge of $0.7 million in the third quarter of fiscal 2009. The cumulative non-cash charge of $0.9 million reduced the $1.4 million carrying value of the intangible asset to the calculated $0.5 million fair value as of the annual impairment testing. This amount is included in the line item “Impairment of intangible assets” on the Company’s consolidated statement of operations for the year ended December 27, 2009.

In the discounted cash flow model used in the aforementioned fiscal 2008 annual goodwill impairment testing, the Company’s analysis of the “trade names” value was performed using the baseline fiscal 2009 amounts that were used in the annual goodwill discounted cash flow model. As a result, the Company recorded a non-cash impairment charge of $1.1 million in the fourth quarter of fiscal 2008. In the discounted cash flow model used in the aforementioned fiscal 2008 interim goodwill impairment testing, the Company’s actual results were lower than the projected fiscal 2008 baseline amounts. Accordingly, the Company believed an indicator for impairment of its “trade names” intangible asset was present during interim testing. As such, an analysis of the “trade names” value was performed using the revised baseline fiscal 2008 amounts that were used in the interim goodwill discounted cash flow model. As a result, the Company recorded a non-cash impairment charge of $3.1 million in the second quarter of fiscal 2009. The cumulative non-cash charge of $4.2 million reduced the $5.6 million carrying value of the intangible asset to the calculated $1.4 million fair value as of the annual impairment testing. This amount is included in the line item “Impairment of intangible assets” on the Company’s consolidated statement of operations for the year ended December 28, 2008.

The Company did not record any impairment of intangible assets with indefinite useful lives for the year ended December 30, 2007.

Pursuant to the provisions of ASC 360, the Company reviews all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company did not record any impairment of intangible assets with definite useful lives for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 2, pursuant to the provisions of ASC 350, the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Identifiable intangibles with definite lives are amortized. ASC 350 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise.

Goodwill decreased by $43.0 million, from $59.9 million at December 28, 2008 to $16.9 million at December 27, 2009. This decrease is attributable to the write-offs associated with the Company’s goodwill impairment testing in fiscal 2009 and the closure/merger of five per diem branches (see Note 7).

The following reflects the changes to goodwill for the years ended December 27, 2009 and December 28, 2008 (in thousands):

	Years Ended		Prior to Fiscal 2008
	Dec. 27, 2009	Dec. 28, 2008
Beginning balance	$59,916	$184,257	$228,631
Additional consideration related to prior year acquisitions	—	2,334	—
Impairment charges	(42,999)	(126,675)	(34,374)

Ending balance	$16,917	$59,916	$184,257

As of December 27, 2009 and December 28, 2008, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows (in thousands):

	December 27, 2009				December 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Intangible assets subject to amortization:
VMS customer relationships (5 years)	$7,700	$(3,737)	$—	$3,963	$7,700	$(2,197)	$—	$5,503
Proprietary software (3 years)	408	(317)	—	91	408	(181)	—	227
Non-compete agreements (2 - 7.5 years)	4,101	(4,017)	—	84	4,101	(3,669)	—	432
Contractor database (5 years)	742	(736)	—	6	742	(709)	—	33
Vendor (subcontractor) relationships (5 years)	74	(36)	—	38	74	(22)	—	52
Customer relationships (3 - 5 years)	660	(463)	—	197	660	(384)	—	276

Total intangibles subject to amortization	13,685	(9,306)	—	4,379	13,685	(7,162)	—	6,523

Intangible assets not subject to amortization:
Company website	7	—	—	7	—	—	—	—
Trademarks, trade names	1,520	—	883	637	5,720	—	4,200	1,520

Total intangible assets	$15,212	$(9,306)	$(883)	$5,023	$19,405	$(7,162)	$(4,200)	$8,043

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. GOODWILL AND INTANGIBLE ASSETS (continued)

During fiscal 2009 and 2008, the Company recorded an impairment charge to its intangible asset, trade names, of $0.9 million and $4.2 million, respectively (see Note 7). During fiscal 2007, the Company acquired intangible assets totaling $14.8 million as part of the InteliStaf and AMR acquisitions (see Note 6).

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 27, 2009 is as follows (in thousands):

2010	$1,811
2011	1,637
2012	931
2013	—
2014	—

9. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following (in thousands):

	December 27, 2009	December 28, 2008
Furniture and equipment	$16,294	$19,371
Internally developed software	15,967	13,821
Leasehold improvements	2,695	2,057
Equipment held under capital leases	2,182	3,096

Total	37,138	38,345
Less accumulated depreciation and amortization	(25,318)	(26,594)

Furniture and equipment, net	$11,820	$11,751

Accumulated amortization on assets held under capital leases was $1.7 million and $2.5 million at December 27, 2009 and December 28, 2008, respectively, and is included in the respective years’ amount above.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 27, 2009	December 28, 2008
Insurance related accrued expenses	$14,632	$18,791
Accrued subcontractors payable	5,159	7,937
Accounts payable	3,646	5,129
Accrued expenses	2,975	4,569
Accrued restructuring expenses	974	1,917
Other	367	2,035

Total	$27,753	$40,378

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. INCOME TAXES

As of December 27, 2009, December 28, 2008 and December 30, 2007, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts measured by the tax laws.

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Current income taxes:
Federal	$—	$—	$—
State	179	—	—

Total current income taxes	179	—	—
Deferred income taxes	—	(8,334)	3,320

Provision for (benefit from) income taxes	$179	$(8,334)	$3,320

At December 27, 2009, the Company had gross deferred tax assets in excess of deferred tax liabilities. In fiscal 2008, the Company recorded the tax effect from the goodwill impairment charge which caused the deferred tax liability to change to a deferred tax asset, resulting in an $8.3 million tax benefit. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. The Company will not record a federal tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

In accordance with the provisions of Paragraph 10-25-6 of ASC 740, which the Company adopted on January 1, 2007, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Paragraph 10-25-6 of ASC 740 to all tax positions for which the statute of limitations remained open. Upon implementing Paragraph 10-25-6 of ASC 740, the Company did not recognize any additional liabilities for unrecognized tax benefits. Accordingly, the adoption of Paragraph 10-25-6 of ASC 740 had no impact on the Company’s consolidated financial statements.

The amount of unrecognized tax benefits as of December 28, 2008, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There have been no material changes in unrecognized tax benefits since December 28, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2006, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities pursuant to each state’s respective statute of limitations. The Company is not aware of any current examinations by any state taxing authorities that would have a material impact on its consolidated financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. INCOME TAXES (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 27, 2009	December 28, 2008
Current deferred tax assets:
Insurance reserves	$3,913	$5,919
Accrued expenses	396	528
Provision for doubtful accounts	240	543
Restructuring expenses	—	728

Total current deferred tax assets	4,549	7,718

Current deferred tax liabilities:
Other current liabilities	(499)	(499)
Prepaid expenses	(515)	(245)
Valuation allowance	(3,535)	(6,974)

Total current deferred tax assets, net	$—	$—

Noncurrent deferred tax assets:
Goodwill	$34,128	$27,325
Federal net operating loss (NOL) carryforwards	25,779	16,252
State NOL carryforwards	3,889	2,780
Intangible assets	1,418	613
Accrued expenses	553	413
Investment in joint venture	177	171
Restructuring expenses	—	735

Total noncurrent deferred tax assets	65,944	48,289

Noncurrent deferred tax liabilities:
Furniture and equipment	(1,523)	(1,317)
Valuation allowance	(64,421)	(46,972)

Total noncurrent deferred tax assets, net	$—	$—

As of December 27, 2009, the Company had a federal net operating loss carryforward of $75.3 million, which expires beginning in 2025, and state net operating loss carryforwards of $102.0 million, the majority of which expire beginning in 2025.

There was no cash received from option exercises for the years ended December 27, 2009 and December 28, 2008. Cash received from option exercises under all share-based payment arrangements for the year ended December 30, 2007 was approximately $81,000. Tax benefits of $31,000 will be recorded to equity when the benefit of these deductions is realized for the options exercised in the years ended December 30, 2007.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. INCOME TAXES (continued)

The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) is as follows:

	Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Tax at U.S. statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.0)	(4.0)	4.0
Non-deductible items	10.4	6.6	28.0
State taxes payable	0.4	—	—
Valuation allowance	27.6	24.7	80.7
Other, net	—	—	(9.9)

Effective income tax rate	0.4%	(6.7)%	136.8%

12. DEBT OBLIGATIONS

At January 1, 2007, the Company was a party to a senior credit facility that, as amended, provided for a $40.0 million revolving credit facility that was due to expire on September 29, 2009.

On July 2, 2007, the Company repaid all amounts outstanding under its prior senior credit facility and entered into a $155.0 million Original Credit Agreement (Original Credit Agreement). The Original Credit Agreement was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan. The proceeds of the Original Credit Agreement were used to finance the purchase of the InteliStaf and AMR acquisitions, to repay outstanding borrowings under the prior senior credit facility, to pay fees and expenses incurred in connection with the InteliStaf and AMR acquisitions and for general working capital purposes.

On March 12, 2009, the Company entered into an Amended and Restated Credit Agreement (Amended and Restated Credit Agreement) consisting of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended and Restated Credit Agreement compared to the Original Credit Agreement are as follows: (i) the Company repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Credit Agreement during the first quarter of fiscal 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, the Company is required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a LIBOR floor of 2.5% and a prime rate floor of 3.5% were incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge was incorporated for both the 1st and 2nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Current portion of long-term debt” in the liabilities and stockholders’ equity (deficit) section of the Company’s consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. As a result of entering into the Amended and Restated Credit Agreement, the Company recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of the Company’s assets. In connection with the Amended and Restated Credit Agreement, the Company recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and is amortizing these costs over the remaining term of the respective loans.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12. DEBT OBLIGATIONS (continued)

The Amended and Restated Credit Agreement is secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require the achievement of certain financial covenants. As of December 27, 2009, the Company was not in compliance with certain required financial covenants. As a result, the Company initiated discussions with its lenders regarding these financial covenant breaches and entered into a Forbearance Agreement to the Amended and Restated Credit Agreement (Forbearance Agreement) with the lenders on December 18, 2009. Pursuant to the terms of the Forbearance Agreement, during the period that the Company is in default, the interest rate that the Company is obligated to pay to the lenders increases by 4% per annum. Additionally, the Company is required to submit a weekly cash flow schedule.

The Forbearance Agreement, between the Company and General Electric Capital Corporation (GECC), as administrative agent, under the Amended and Restated Credit Agreement (First Lien Credit Agreement), expired on February 1, 2010. The Company has not entered into a forbearance agreement with either the First Lien Lenders or Second Lien Lenders for periods after February 1, 2010.

Pursuant to the terms of the Amended and Restated Credit Agreement, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of December 27, 2009, the Company had no borrowings outstanding under the Revolver. As of December 27, 2009, $6.5 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $6.1 million related to a pre-acquisition workers compensation policy from an acquisition and $0.4 million related to operating leases). $11.5 million of the Revolver’s availability is unused and these funds are accessible at the discretion of the Administrative Agent of the Amended and Restated Credit Facility, pursuant to the terms of the Forbearance Agreement. As the Forbearance Agreement has expired, there have been no assurances from the Administrative Agent that the Company would have access to Revolver availability should it need it.

Based on current economic conditions, the Company does not expect to regain compliance with the covenants contained in the Amended and Restated Credit Agreement. The Company is currently in discussions with its lenders regarding all of these matters and has retained financial and legal advisors to assist it in exploring strategic options that may be available to it to restructure its capital structure and debt. If the Company is unable to resolve its issues with the senior lenders, the Company may determine that it is in the Company’s best interest to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.

The Company has the option of utilizing either a prime interest rate (with a floor of 3.5% plus an applicable margin of 5.0% on the 1st Term Loan and 8.0% on the 2nd Term Loan) or LIBOR (with a floor of 2.5% plus an applicable margin of 6.0% on the 1st Term Loan and 9.0% on the 2nd Term Loan). Pursuant to the terms of the Amended and Restated Credit Agreement (originally required by the terms of the Original Credit Agreement), the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three year hedging agreement using three month LIBOR rates, whereby the Company hedged $62.5 million of variable rate debt at 4.975%. As the Company is not in compliance with several of its financial covenants at December 27, 2009, the Company is currently required to utilize the prime interest rate option except for the amount hedged.

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 13.22% at December 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at December 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest (total variable interest rate of 8.50% at December 27, 2009) payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12. DEBT OBLIGATIONS (continued)

A summary of outstanding debt as of December 27, 2009 and December 28, 2008 is as follows (in thousands):

	December 27, 2009	December 28, 2008
Revolver	$—	$—
1st term loan	81,859	91,750
2nd term loan	25,405	25,000

Total debt	$107,264	$116,750

Pursuant to the terms of the Original Credit Agreement, the Company was required to make annual principal payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of fiscal 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, the Company is obligated to compute an excess cash flow calculation (as defined in the Amended and Restated Credit Agreement) which could result in the Company being required to prepay an additional amount of outstanding long term borrowings. All debt is classified as current at December 27, 2009 due to the fact that, as of that date, the Company is not in compliance with certain required financial covenants contained in the Amended and Restated Credit Agreement. Scheduled maturities of outstanding debt as of December 27, 2009 are as follows (in thousands):

2010	$107,264
2011	—
2012	—
2013	—
2014	—
Thereafter	—

13. INTEREST RATE SWAP

As discussed in Note 12, the Company’s Original Credit Agreement required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations, and this requirement was continued in the Amended and Restated Credit Agreement entered into on March 12, 2009. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the 2007 Swap Agreement at December 27, 2009 was $2.1 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ (deficit) equity section of the consolidated balance sheet. The Company deems the 2007 Swap Agreement as a highly effective derivative designated as a cash flow hedge (see Note 2).

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

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. EMPLOYEE BENEFIT PLANS

The Company has a voluntary defined contribution 401(k) profit-sharing plan covering all eligible employees as defined in the plan documents. The plan allows for its participants to defer up to 25% of annual salary up to the adjusted Internal Revenue Service (IRS) maximum each year. In addition, the plan provides that the Company may match 50% of the participants’ contributions, up to a maximum of 7% of the participants’ salary contributed and provides for a discretionary matching contribution, which would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. The Company made no matching contribution for the year ended December 27, 2009. The Company’s matching contribution was approximately $1.1 million and $0.9 million, respectively, for the years ended December 28, 2008 and December 30, 2007.

In 2003, the Company established a Deferred Compensation Plan covering senior management who have executive-level decision making responsibilities. The plan allowed for its participants to defer up to 100% of annual salary up to the adjusted 401(k) maximum that individuals can defer in the Company’s existing 401(k) plan (see above). In addition, the Company could match 50% of the participant’s contributions, up to a maximum of 7% of the participant’s salary contributed, a match that is consistent with the Company’s existing 401(k) plan. Participants were able to contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan was a nonqualified unfunded deferred compensation plan and all participants’ contributions are held in the Company’s name. In December 2008, the Company decided to dissolve the non-qualified plan, which subsequently occurred in January 2009 when all plan assets were distributed. As such, at December 28, 2008, the Company recorded the fair value of the trust of $1.7 million in “Other current assets” in the assets section of the consolidated balance sheet and in “Accounts payable and accrued expenses” in the liabilities and stockholders’ (deficit) equity section of the consolidated balance sheet. The Company’s matching contribution was $0.2 million and $0.1 million, respectively, for the years ended December 28, 2008 and December 30, 2007.

15. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under several lease agreements, which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

Future minimum lease payments under capital leases at December 27, 2009 are as follows (in thousands):

2010	$215
2011	71
2012	—

Total future minimum lease payments	286
Less amount representing interest	(14)
Less amount classified as current	(202)

Long-term portion, net of current portion and interest payments	$70

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15. COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of space and equipment. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 27, 2009 associated with these agreements are as follows (in thousands):

2010	$6,093
2011	5,139
2012	3,983
2013	3,081
2014	1,000
Thereafter	233

Total payments	19,529
Less: sublease income	(1,139)

Total	$18,390

Total operating lease expense was approximately $6.2 million, $6.9 million and $6.0 million, respectively, for the years ended December 27, 2009, December 28, 2008 and December 30, 2007.

Litigation

From time to time, the Company is subject to lawsuits and claims that arise out of its operations in the normal course of business. The Company is a plaintiff or a defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of claims that arise out of operations in the normal course of business will not have a material adverse effect on the Company’s financial position or results of operations.

16. STOCKHOLDERS’ EQUITY

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

On November 14, 2001, the Board adopted a new stock option plan (the 2001 Plan). Under the terms of the 2001 Plan, the Company is authorized to grant incentive stock options and nonqualified stock options, make stock awards and provide the opportunity to purchase stock to employees, directors, officers and consultants of the Company. The 2001 Plan provides for the issuance of a maximum of 2.3 million shares of common stock. On June 17, 2003, the stockholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 2.8 million. The Compensation Committee of the Board of Directors administers the 2001 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors of the Company and consultants. The 2001 Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and nonqualified stock options. On December 1, 2005, the Company’s Compensation Committee accelerated the vesting of all unvested stock options awarded to employees under the 2001 Plan (with the exception of three of the Company’s officers, who only had their options that were scheduled to vest in fiscal 2006 accelerated). As a result of the acceleration, options to acquire approximately 374,000 shares of the Company’s common stock (representing approximately 18% of the total outstanding options), which otherwise would have vested periodically over the subsequent 48 months, became immediately exercisable. Approximately 50% of the accelerated options would have vested in fiscal 2006. Still, no option granted under the 2001 Plan can be exercised after the expiration of ten years and one day from the date of grant.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. STOCKHOLDERS’ EQUITY (continued)

The Compensation Committee’s decision to accelerate the vesting of these options was in response to the issuance of ASC 505. By accelerating the vesting of these options, the Company minimized the potential compensation expense that would have been required to be recognized in future periods under ASC 505.

On June 3, 2008, the stockholders of the Company approved an amendment to the 2001 Plan which increased the maximum number of shares for issuance by 0.5 million, to 3.3 million. In fiscal 2009 and 2008, the Company used 0.2 million shares for restricted stock grants to directors, resulting in approximately 1.0 million shares available for issuance under the 2001 Plan.

On August 11, 2009, the Company issued 1.5 million shares of restricted stock to its executive officers. The restricted shares vest in three equal tranches over three years on the satisfaction of various performance targets. The performance targets require that the Company remain in compliance with all of the financial covenants contained in each of the Company’s senior credit facility agreements with each of the Company’s senior secured lenders (as such compliance is more particularly defined in the restricted stock agreements). The restricted shares will also vest in the event of a “liquidity event,” as that term is defined in the restricted stock agreements. As of December 27, 2009, of the 1.5 million shares of restricted stock granted, none have vested and all remain unvested.

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,792,856	$6.75
Granted	458,750	$5.91
Exercised	(28,559)	$2.82
Forfeited	(72,381)	$9.80

Outstanding at December 30, 2007	2,150,666	$6.52
Granted	—	—
Exercised	—	—
Forfeited	(133,171)	$6.41

Outstanding at December 28, 2008	2,017,495	$6.53
Granted	123,500	$0.20
Exercised	—	—
Forfeited	31,250	$4.64

Outstanding at December 27, 2009	2,109,745	$4.83

Exercisable at end of year	1,448,527	$6.55

During the second quarter of fiscal 2009, 452,469 options with a weighted average exercise price of $6.57 were re-priced to an exercise price of $0.20 each.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. STOCKHOLDERS’ EQUITY (continued)

Information about options outstanding as of December 27, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.20	9.3	561,219	$0.20	—	$—
$5.89 to $6.06	3.2	1,348,526	$6.02	1,248,527	$6.03
$7.00 to $8.00	4.8	150,000	$7.17	150,000	$7.17
$14.00 to $21.00	2.7	50,000	$17.50	50,000	$17.50

$0.20 to $21.00	4.9	2,109,745	$4.83	1,448,527	$6.55

Stockholders’ Agreements

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

17. NET LOSS PER SHARE

For the years ended December 27, 2009, December 28, 2008 and December 30, 2007, approximately 2.1 million, 2.0 million and 1.9 million incremental options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss. The Company’s basic and diluted shares for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 was as follows (in thousands):

Fiscal Year Ended:	Basic/Diluted Shares
December 27, 2009	30,486
December 28, 2008	30,314
December 30, 2007	30,263

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

18. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the years ended December 27, 2009, December 28, 2008 and December 30, 2007, the Company billed approximately $3.3 million, $3.0 million and $2.8 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million and $0.4 million, respectively, at December 27, 2009 and December 28, 2008.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During the years ended December 27, 2009, December 28, 2008, and December 30, 2007, the Company billed approximately $0.3 million, $0.2 million and $0.1 million, respectively for its services and had a receivable balance from the healthcare system of less than $0.1 million at both December 27, 2009 and December 28, 2008.

The Company paid less than $0.1 million, during each of the years ended December 27, 2009, December 28, 2008 and December 30, 2007, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in fiscal 2009 and 2008. This information was derived from unaudited interim financial statements that have been prepared on a basis consistent with the consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and accompanying notes. The operating results for any quarter are not necessarily indicative of results for any future period.

(in thousands, except per share amounts)	Dec. 27, 2009(1)	Sept. 27, 2009(2)	June 28, 2009(3)	Mar. 29, 2009(4)	Dec. 28, 2008(5)	Sept. 28, 2008	June 29, 2008(6)	Mar. 30, 2008(7)
Service revenues	75,658	78,950	87,638	98,631	$113,726	$135,836	$143,029	$145,223
Gross profit	19,956	21,889	23,422	24,541	29,090	34,311	35,668	35,056
Net income (loss) attributable to MSN	(31,189)	(15,158)	(1,081)	(3,747)	(67,472)	2,527	(52,726)	776
Basic net income (loss) per share attributable to MSN	(1.02)	(0.50)	(0.04)	(0.12)	(2.23)	0.08	(1.74)	0.03
Diluted net income (loss) per share attributable to MSN	(1.02)	(0.50)	(0.04)	(0.12)	(2.23)	0.08	(1.74)	0.03

(1)	In the quarter ended December 27, 2009, the Company recorded a non-cash charge of $27.3 million related to the annual review for impairment of goodwill, a non-cash charge of $0.4 million related to the write-off of goodwill for the closure of one per diem branch during the quarter, a non-cash charge of $0.2 million related to the impairment of the “trade names” intangible asset, and a pre-tax charge of $0.1 million associated with the refinancing of the Amended and Restated Credit Agreement.
(2)	In the quarter ended September 27, 2009, the Company recorded a non-cash charge of $14.1 million related to an interim test for impairment of goodwill, and a non-cash charge of $0.7 million related to the impairment of the “trade names” intangible asset.
(3)	In the quarter ended June 28, 2009, the Company recorded a non-cash charge of $0.2 million related to the write-off of goodwill for the closure of one per diem branch during the quarter and a $0.2 million pre-tax charge related to severance costs and lease termination fees.
(4)	In the quarter ended March 29, 2009, the Company recorded a non-cash charge of $1.0 million related to the write-off of goodwill for the closure/merger of three per diem branches during the quarter and a pre-tax charge of $0.7 million related to severance costs and lease termination fees.
(5)	In the quarter ended December 28, 2008, the Company recorded a pre-tax charge of $1.2 million related to severance costs and lease termination fees for the October 2008 per diem branch network realignment, a non-cash charge of $5.8 million related to the write-off of goodwill for the branches closed in the October 2008 realignment, a non-cash charge of $61.1 million related to the annual review for impairment of goodwill, and a non-cash charge of $1.1 million related to the impairment of the “trade names” intangible asset.
(6)	In the quarter ended June 29, 2008, the Company recorded a non-cash charge of $59.8 million related to an interim test for impairment of goodwill, a $3.1 million non-cash charge related to the impairment of the “trade names” intangible asset, and a $0.2 million pre-tax charge related to severance costs.
(7)	In the quarter ended March 30, 2008, the Company recorded a pre-tax charge of $0.3 million of duplicative costs associated with the termination of an outsourcing initiative.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Staffing Network Holdings, Inc. and Subsidiaries

We have audited the consolidated financial statements of Medical Staffing Network Holdings, Inc. and Subsidiaries as of December 27, 2009, and December 28, 2008, and for each of the three years in the period ended December 27, 2009, and have issued our report thereon dated March 25, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) 2 of this Form 10-K. This schedule is the responsibility of Medical Staffing Network Holdings, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding Medical Staffing Network Holdings, Inc. and Subsidiaries’ ability to continue as a going concern.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

March 25, 2010

S-1

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Relating to Acquisitions	Writeoffs And Adjustments	Balance at End of Period
Description

Allowance for doubtful accounts:
Year ended December 30, 2007	$1,145	$642	$1,416	$(1,393)	$1,810

Year ended December 28, 2008	$1,810	$813	$—	$(1,244)	$1,379

Year ended December 27, 2009	$1,379	$(192)	$—	$(568)	$619

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Amounts Relating to Acquisitions	Writeoffs And Adjustments	Balance at End of Period
Description

Valuation allowance for deferred tax assets:
Year ended December 28, 2008	$24,316	$29,630	$—	$—	$53,946

Year ended December 27, 2009	$53,946	$14,010	$—	$—	$67,956

S-2