Form 10-K/A
period 2009-12-27
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2010-04-23
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 28, 2010, there were 31,989,567 shares of common stock, $0.01 par value, outstanding.

All references to “Medical Staffing Network,” “we,” “us,” “our,” or “the Company” in this Annual Report on Form 10-K means Medical Staffing Network Holdings, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 27, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2010 (the “10-K”). The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 25, 2010) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

All references to “Medical Staffing Network,” “we,” “us,” “our,” or “the Company” in this Amendment means Medical Staffing Network Holdings, Inc. and its consolidated subsidiaries.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE REGISTRANT

The following includes a brief biography of each member of our Board of Directors, including their ages, with terms expiring as shown. Each biography includes information regarding the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee and Our Board of Directors to determine the applicable director should serve as a member of our Board of Directors as of the date of this Report.

The current members of the Board, and the committees of the Board on which they serve, are identified below:

Name	Age	Position	Director Since	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Finance Committee
Robert J. Adamson	51	Class III Director	1998
Anne Boykin, PhD, RN	65	Class I Director	2002		*
C. Daryl Hollis	66	Class III Director	2004	**	**	*	**
Philip A. Incarnati	56	Class II Director	2002	*	*	**	*
Edward J. Robinson	69	Class II Director	2005	*		*
David Wester	51	Class II Director	2005	*			*

*	Member
**	Chairman

Class III Directors Continuing in Office until our 2010 Annual Meeting of Stockholders

Robert J. Adamson has served as our Chief Executive Officer and a director since our inception in March 1998. Prior to co-founding our company, he served for 15 months as Chief Operating Officer and Chief Financial Officer of TravelPro USA, a privately held consumer products company. Prior to joining TravelPro, Mr. Adamson was the President of StarMed Staffing, L.P, a temporary healthcare staffing company and then a wholly owned subsidiary of Medical Resources, Inc. Mr. Adamson also served as the Co-President and Chief Financial Officer of Medical Resources. Prior to his work at StarMed, Mr. Adamson was employed in various financial executive positions for eight years in the computer industry.

C. Daryl Hollis became a director in March 2004. Mr. Hollis is a certified public accountant and has served as a business consultant since 1998. He has served in the past as Executive Vice President and Chief Financial Officer of The Panda Project, Inc., a developer, manufacturer and marketer of proprietary semiconductor packaging and interconnect devices, and Senior Vice President and Chief Financial Officer of Pointe Financial Corporation, a bank holding company. Mr. Hollis was also a partner with Ernst & Young LLP from 1977 through 1990. Mr. Hollis serves on the Board of Trustees for Blue Cross Blue Shield of North Carolina. Mr. Hollis previously served as a director and audit committee chair of LOUD Technologies, Inc., Northland Cranberries, Inc., Catalina Lighting, Inc., and San Holdings, Inc.

Class I Director Continuing in Office until our 2011 Annual Meeting of Stockholders

Anne Boykin, PhD, RN, became a director in July 2002. Since 1990, Dr. Boykin has been Dean and Professor of the Christine E. Lynn College of Nursing at Florida Atlantic University, and, since 1997, has also been Director of the Christine E. Lynn Center for Caring. Dr. Boykin has over 35 years of experience in clinical nursing, nurse management, nurse education and academia.

Class II Directors Continuing in Office until our 2012 Annual Meeting of Stockholders

Philip A. Incarnati became a director in October 2002. Since 1989, Mr. Incarnati has been the President and Chief Executive Officer of McLaren Health Care Corporation, a healthcare delivery system. Mr. Incarnati is also a director of King Pharmaceuticals Inc., a branded pharmaceuticals manufacturer, and Provider Healthnet Services, Inc., an information technology and health information management provider. Mr. Incarnati was appointed to the Eastern Michigan University (“EMU”) Board of Regents in 1992 by Michigan Governor John Engler and served as Chairman of the EMU Board of Regents until April 2005. He remains a member of the EMU Board of Regents, and, since December 2007, he has been a director of Reliant Renal Care, a regional dialysis provider.

Edward J. Robinson became a director in August 2005. Mr. Robinson, a certified public accountant, was Chief Operating Officer of Meditrust Operating Company, a healthcare REIT, from 1997 to 1998. Previously, Mr. Robinson was President and Chief Operating Officer of Avon Products, Inc., a beauty and related products company, from 1993 to 1997 and Executive Vice President and Chief Financial Officer from 1989 to 1992. Prior thereto, he was Executive Vice President and Chief Financial Officer of RJR Nabisco and held various financial positions with RJR Nabisco, a consumer products company, and its predecessor companies, Standard Brands and Nabisco Brands. Mr. Robinson serves on the Advisory Board of W.R. Capital Management, L.P. and is the Chairman of the Audit Committee of Cross Match Technologies. Mr. Robinson is a Certified Public Accountant licensed by the State of New York.

David Wester became a director in January 2005. Mr. Wester has been the President of VITAS Healthcare Corporation since 2004, has served as Chief Financial Officer and Treasurer of that company since 1997, and served as a Director of the company from 2002 to 2004. Mr. Wester previously served as Executive Vice President for Foundation Health, Inc., a Florida health plan, and as Executive Vice President and Chief Financial Officer of Care Florida, Inc., a privately held company providing managed health care benefits (formerly Heritage Health Plan). Mr. Wester began his career with Price Waterhouse LLP.

Stockholders Agreement

Pursuant to a stockholders agreement between Warburg Pincus and us, Warburg Pincus has the right to propose for nomination two persons to serve on our Board. At the present time, Warburg Pincus has no representative on our Board. If Warburg Pincus were to seek to nominate an additional person(s) to serve on the Board, and subject to the determination of the Nominating and Corporate Governance Committee referred to below, the Board would, by resolution, expand the size of the Board from six members to seven (or eight) members and would appoint such nominee to fill the vacancy created by the expansion of the Board. In the same manner as any proposed nominee to serve on the Board, any person(s) proposed for appointment to our Board by Warburg Pincus will be subject to the determination of the Nominating and Corporate Governance Committee of the Board that such person(s) is qualified to serve on our Board. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers, including their ages. Biographical information with regard to Mr. Adamson is set forth under “Directors of the Registrant” above.

Name	Age	Current Position	Employee Since

Robert J. Adamson	51	Chairman and Chief Executive Officer	1998
Kevin S. Little	39	President, Chief Financial Officer, Secretary and Treasurer	1998

Kevin S. Little has been President since May 2004 and reassumed the role of Chief Financial Officer in May 2006, a position he previously served in from our inception in March 1998 until August 2004. Mr. Little has also served as our Secretary and Treasurer since our inception and our Chief Operating Officer from August 2004 to May 2006. Prior to co-founding our company, Mr. Little was a founder, Co-President and Chief Financial Officer of TBM Staffing, Inc. and President of the company’s predecessor, Southeast Staffing Partners, Inc., healthcare staffing services companies which were both established in 1997. Prior to TBM Staffing and Southeast Staffing Partners, Inc., he was Corporate Controller for Medical Resources, Inc. Before his work at Medical Resources, Inc., Mr. Little was employed at Ernst & Young LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our outstanding Common Stock to file reports of ownership and changes in ownership with the SEC. Such persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received by us, we believe that, during the year ended December 27, 2009, all of our directors and executive officers, as well as beneficial owners of more than 10% of our outstanding common stock, complied with all applicable Section 16(a) filing requirements.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Board sets high standards for our employees, officers and directors. Implicit in this philosophy is the importance of sound corporate governance. All of our corporate governance materials, including our Corporate Governance Guidelines, charters of various committees of the Board and our Code of Business Conduct and Ethics are available in the “Investor Relations” section of our website at www.msnhealth.com. Such documents are also available in print to any stockholder who requests it. Stockholders may send a written request for such documents to the attention of the Secretary of Medical Staffing Network Holdings, Inc., 901 Yamato Road, Suite 110, Boca Raton, Florida 33431. The Board regularly reviews corporate governance developments and modifies our corporate governance materials as warranted. We will post any modifications to our corporate governance materials on our website.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Identification of Audit Committee and Financial Expert

Our Board of Directors has a standing Audit Committee that operates under a written charter approved by our Board of Directors, which charter reflects the applicable standards and requirements adopted by the SEC. A copy of the charter can be found on our website, www.msnhealth.com in the “Investor Relations” section. The Audit Committee reviews and reassesses the adequacy of its charter annually and recommends any proposed changes to the Board for approval. Information found on our website is not incorporated by reference into this Amendment.

The Audit Committee is chaired by Mr. Hollis and also includes Messrs. Robinson, Incarnati and Wester. The Board has determined that each of Messrs. Hollis, Robinson, Incarnati and Wester meet the independence standards for Audit Committee Members under the applicable rules and regulations of the SEC. The Board has determined that Mr. Hollis satisfies the requirements for an “audit committee financial expert” and has designated Mr. Hollis as our Audit Committee financial expert.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total ($)

Robert J. Adamson Chairman and Chief Executive Officer	2009	431,250	—	200,000	—	145,022	776,272
	2008	575,000	—	—	—	15,232	590,232
	2007	465,385	112,500	—	316,250	12,382	906,517

Kevin S. Little President and Chief Financial Officer	2009	303,750	—	100,000	—	211,717	615,467
	2008	405,000	—	—	—	116,325	521,325
	2007	372,116	91,875	—	222,750	120,820	807,561

(1)	Messrs. Adamson and Little received awards in February 2008 of $316,250 and $222,750, respectively, based on the company achieving over 100% of its fiscal 2007 performance target. These awards were earned in fiscal 2007 and recorded by the company in its fiscal 2007 operating results. The awards were paid to Messrs. Adamson and Little in fiscal 2008. In February 2007, Messrs. Adamson and Little were also awarded $112,500 and $91,875, respectively, as a discretionary bonus in recognition of the significant ongoing contributions they have made to our company. These awards were not related to fiscal 2006 performance. They were paid in fiscal 2007 and recorded by us in our fiscal 2007 operating results.
(2)	On August 4, 2009, the Board approved a grant of 1,000,000 restricted stock units to Mr. Adamson and 500,000 restricted stock units to Mr. Little. These restricted stock units will vest based upon the Company complying with certain performance targets set forth in restricted stock agreements we entered into with Messrs. Adamson and Little
(3)	Represents the grant date fair value related to restricted stock units granted to the named executive officers in fiscal 2009. The value is calculated in accordance with the Compensation – Stock Compensation Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (ASC 718).

ALL OTHER COMPENSATION TABLE

The following table details each item of compensation of our named executive officers for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, required to be included in the “All Other Compensation” column in the Summary Compensation Table above.

Name	Year	Other Personal Benefits ($)		Tax Reimburse- ments ($)		Insurance Premiums ($)	Company Matching of Annual Contributions to Nonqualified Deferred Compensation Plan ($)	Non-qualified Deferred Plan Distribution ($)(2)	Severance Payments/ Accruals ($)	Total ($)

Robert J. Adamson Chairman and Chief Executive Officer	2009	—		—		9,795	—	135,227	—	145,022
	2008 2007	— —		— —		7,482 4,632	7,750 7,750	— —	— —	15,232 12,382

Kevin S. Little President and Chief Financial Officer	2009	40,601	(1)	23,845	(1)	15,616	—	131,655	—	211,717
	2008	60,889	(1)	35,760	(1)	11,926	7,750	—	—	116,325
	2007	66,426	(1)	39,012	(1)	7,632	7,750	—	—	120,820

(1)	Represents amounts paid to Mr. Little in the amount of the interest accrued on loans initially made by us relating to his purchase of restricted stock from us prior to 2001, plus an amount necessary to pay taxes due with respect to such amounts.
(2)	Represents plan distributions which were paid in January 2009 upon dissolution of the plan.

GRANTS OF PLAN-BASED AWARDS

We did not award any stock options to either of the named executive officers for the fiscal year ended December 27, 2009. The following table provides information regarding restricted stock units granted for each of our named executive officers for the fiscal year ended December 27, 2009.

Name	Grant Date (1)	Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold (#)(2)	Maximum (#)(2)

Robert J. Adamson Chairman and Chief Executive Officer	8/4/2009	—	1,000,000	—	—	200,000

Kevin S. Little President and Chief Financial Officer	8/4/2009	—	500,000	—	—	100,000

(1)	The Board of Directors approved the grant of restricted stock units at their meeting held August 4, 2009.
(2)	The actual number of shares, if any, that will be paid out during the performance period cannot be determined because the shares earned by the named executive officers will be based upon the Company complying with certain performance targets set forth in restricted stock agreements we entered into with Messrs. Adamson and Little.
(3)	The grant date fair value was calculated at $0.20 in accordance with ASC 718.

Narrative to Summary Compensation Table and Plan Based Awards

Employment Agreements

On August 20, 2001, we entered into amended and restated employment agreements with Robert J. Adamson and Kevin S. Little, amending and restating their original employment agreements, dated June 1, 1998. The terms of these employment agreements are substantially similar other than the individual’s title and salary.

Under their employment agreements, each of Messrs. Adamson and Little is entitled: (i) to a base salary at a specified annual rate plus an incentive bonus based upon the achievement of certain performance objectives to be determined by the Board from time to time; (ii) to participate in our stock option plans and other compensation plans offered to our officers and directors; and (iii) to participate in any health, insurance, pension and other benefit plans provided to other similarly situated employees. The base salaries that we pay to our named executive officers are reported under the “Salary” heading in the Summary Compensation Table herein.

We are entitled to terminate each employment agreement with or without cause, and each of Messrs. Adamson and Little is entitled to terminate his or her employment agreement for good reason (as such terms are defined in the employment agreements). In the event that an employment agreement is terminated without cause by us or with good reason by Messrs. Adamson and Little, as the case may be, such individual will continue to receive his or her base salary for a period of 12 months following the date of such termination, and to the extent permissible under our health plans, continuation of health benefits during such period. After such period, Messrs. Adamson and Little, at their option, can continue to participate in our standard healthcare plans, at their own expense. In the event that an employment agreement is terminated under the same circumstances and within 12 months after a change of control of our company, such individual will be entitled to receive a lump sum payment of two times the sum of his or her annual base salary and other compensation provided under the employment agreement at the rate in effect on the date of termination.

Incentive Plan, Bonuses and Option Awards

In fiscal 2009 and 2008, there were no bonuses awarded to our named executive officers.

In February 2008, the Compensation Committee calculated that the company had achieved over 100% of its performance target in fiscal 2007. As a result, Mr. Adamson was awarded an incentive award of 55% of his annual base salary of $575,000 at that time, in the amount of $316,250, and Mr. Little was awarded an incentive award of 55% of his annual base salary of $405,000 at that time, in the amount of $222,750. These amounts were earned in fiscal 2007 and, as a result, were recorded by us in our fiscal 2007 operating results and are included in the fiscal 2007 “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. These awards were paid to Messrs. Adamson and Little in fiscal 2008.

In February 2007, the Compensation Committee awarded a discretionary bonus to Mr. Adamson in the amount of $112,500, representing 25% of his annual base salary of $450,000 at the time of the bonus, and a discretionary bonus to Mr. Little in the amount of $91,875, representing 25% of his annual base salary of $367,500 at the time of the bonus, in recognition of the significant ongoing contributions those individuals have made to our company. The discretionary bonuses awarded by the Compensation Committee to Messrs. Adamson and Little were not related to fiscal 2006 performance and are therefore reported in the fiscal 2007 “Bonus” column of the Summary Compensation Table.

The annual bonuses that we pay to our named executive officers are reported under either the “Bonus” or “Non-Equity Incentive Plan Compensation” heading in the Summary Compensation Table herein, dependent upon the nature of the bonus.

We did not grant any options to our named executive officers during fiscal 2009 or 2008. We granted options to purchase 300,000 shares of our Common Stock to our named executive officers during fiscal 2007, comprised of 200,000 options and 100,000 options, respectively, to Messrs. Adamson and Little. None of our named executive officers exercised any options during fiscal 2009, 2008 or 2007.

2001 Stock Incentive Plan

We use stock-based compensation (primarily stock options) as a means of aligning the interests of our key employees and executive officers with the interests of our stockholders, by ensuring that they have a direct interest in increasing stockholder value. The purpose of our 2001 Stock Incentive Plan is to:

•	give our key employees and executive officers an opportunity to acquire shares of our Common Stock;

•	provide an incentive for our key employees and executive officers to continue to promote our best interests;

•	enhance our long-term performance; and

•	provide an incentive for current and future key employees and executive officers to join or to remain employees of our company.

Pursuant to our 2001 Stock Incentive Plan, we may award our key employees and executive officers incentive stock options and nonqualified stock options. Grants made since our inception through the end of fiscal 2009 were generally limited to those made in connection with initial employment or promotion. Newly hired or promoted key employees typically receive their stock options awards on their date of hire or date of promotion.

Under the plan, the Compensation Committee may grant option awards and determine the exercise period, exercise price and such other conditions and restrictions as it deems appropriate for each grant. In general, options vest ratably over a period of three to four years, and the holder must exercise vested options within ten years and one day from the grant date. Incentive stock options granted to a 10% stockholder must be exercised within five years and one day from the grant date. Option grants are approved prior to or on the grant date with an exercise price equal to the closing price of our Common Stock in the over-the-counter market on the grant date. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

Vesting and exercise rights cease upon 90 days after termination of employment, except in the case of disability or death (subject to a six month limitation). In addition, the Board or the Compensation Committee may, in its sole discretion, redeem the stock options of any holder whose employment is terminated for any reason (including death, disability or otherwise) in exchange for a cash payment to the holder or to a deceased holder’s estate equal to the product of: (i) the number of the exercisable options held by the holder and (ii) the difference between the exercise price and the fair market value of our Common Stock. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option.

On March 30, 2009, the Compensation Committee awarded repriced and newly issued stock options to members of our senior management team and other Company employees. None of these repriced options were granted to our named executive officers. In this grant, the Committee awarded ten-year options to purchase an aggregate of 587,969 shares of our common stock at an exercise price of $0.20 per share (the fair market value on the grant date), vesting 50% on April 1, 2010 and 50% on April 1, 2011. An aggregate of 452,469 options, outstanding at the time of the issuance of the repriced options, were cancelled.

Deferred Compensation Plans

Our voluntary defined contribution 401(k) profit sharing plan allows certain employees, including our named executive officers, to defer up to 25% of their annual salary up to the adjusted IRS maximum each year. In addition, the 401(k) plan provides that we may match 50% of the participants’ contributions, up to a maximum of 7% of the participants’ salary contributed. It also provides for discretionary matching contributions above that amount, which (if granted) would be allocated to each employee based on the employee’s annual pay divided by the total annual pay of all participants eligible to receive such contribution. Deferred amounts are credited with earnings or losses based on the rate of return of the funds selected by the participants. Distributions are paid as elected by the participant, from their respective 401(k) accounts, pursuant to the provisions of our existing 401(k) plan.

In addition, we had established a nonqualified deferred compensation plan for our senior managers, including our named executive officers. The deferred compensation plan allowed for its participants to defer up to 100% of their annual salary up to the adjusted 401(k) maximum that can be deferred under the 401(k) plan (see above). In addition, we could match 50% of the participant’s contributions, up to a maximum of 7% of the participant’s salary contributed, a match that is consistent with our existing 401(k) plan. Participants could also contribute 100% of any excess contributions, excess company match and potential earnings from the prior year’s 401(k) discrimination testing refunds. The plan was a nonqualified unfunded deferred compensation plan and all participants’ contributions were held in our name. In December 2008, we decided to dissolve the non-qualified plan which dissolution became effective in January 2009. The participants funded their own contributions and we matched a portion of the participant’s contributions in fiscal 2008 pursuant to the provisions of the plan. The plan distributions to our named executive officers are recorded in the Nonqualified Deferred Compensation Table herein.

Other Compensation

Prior to our 2001 IPO, we made loans to Messrs. Adamson and Little in connection with their purchases of our restricted stock, which were evidenced by promissory notes bearing interest at the prime rate announced from time to time by the Wall Street Journal. The loans had a ten-year maturity. Pursuant to the terms of the written employment agreements with Messrs. Adamson and Little, we agreed that during any calendar year in which the promissory note was outstanding, the individual would be entitled to receive compensation equal to the amount of interest accrued under such promissory note during such calendar year plus the amount of applicable taxes due with respect to such compensation such that the net after-tax compensation amount shall equal such amount of accrued interest. Mr. Adamson has repaid his loan in full. The amount of interest accrued under Mr. Little’s promissory note during fiscal 2009, 2008 and 2007 (together with the applicable taxes) is set forth in the All Other Compensation Table herein.

Other Awards

Our Board of Directors has the authority to grant other awards, including stock awards, to our executive officers if it deems appropriate. On August 4, 2009, the Board, upon recommendation by the Compensation Committee, approved a grant of 1,000,000 restricted stock units to Mr. Adamson and 500,000 restricted stock units to Mr. Little, which are recorded in the Grants of Plan-Based Awards Table herein. The restricted stock units to Messrs. Adamson and Little will vest based upon the Company complying with certain performance targets set forth in restricted stock agreements we entered into with Messrs. Adamson and Little. The Board granted these restricted stock units based on a finding that Messrs. Adamson and Little are critical to our future success as well as a desire to give Messrs. Adamson and Little a more substantial interest in our success by aligning their interests with those of our stockholders.

Insurance

Our named executive officers are entitled to participate in our health, life and disability insurance plans. Our named executive officers receive company-sponsored life insurance equal to their annual salary, up to a maximum amount of $350,000. This is the same company-sponsored life insurance plan that is available to all of our employees on a nondiscriminatory basis.

Perquisites and Other Benefits

We provide our named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain executive officers and key employees. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our named executive officers. During fiscal 2009, 2008 and 2007, our named executive officers were only provided participation in the plans and programs described above, and none of our named executive officers received any other perquisites or other benefits which conferred a direct or indirect benefit having a personal aspect and which were not generally available to all of our employees on a nondiscriminatory basis. Attributed costs of the perquisites and other benefits described above for our named executive officers for fiscal 2009, 2008 and 2007 are reflected in the Summary Compensation Table herein. The Compensation Committee has reviewed the prerequisites awarded to named executive officers in light of economic conditions and has determined that, since the named executive officers receive only prerequisites that are awarded to other employees, that no changes to the prerequisites are required.

Severance Payments

Pursuant to the terms of the written employment agreements with our CEO and CFO, we have agreed to provide severance payments and other benefits to such employees in the event their employment terminates for a qualifying event or circumstance, such as a termination by us without “cause,” a termination by the employee with “good reason,” and a termination within 12 months following a “change in control,” as such terms are defined in the employment agreements. The Compensation Committee believes that such payments promote the stability and continuity of our senior management. Information regarding the applicable payments under such employment agreements is provided under the heading “Potential Payments Upon Termination or Change in Control” below.

Deductibility of Executive Compensation

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that a public company may not deduct non-performance based compensation in excess of $1.0 million paid to its chief executive officer or any of its four highest paid other executive officers. None of our executive officers received in fiscal 2009, 2008 or 2007 non-performance based compensation in excess of this limit, and, at this time, we do not expect that any executive officer will receive compensation in excess of this limit in fiscal 2010. Accordingly, the Compensation Committee did not need to take any action to preserve the deductibility of the compensation paid to our executive officers. The Compensation Committee will continue to monitor this situation, however, and will take appropriate action if it is warranted in the future.

Accounting for Stock-Based Compensation

On December 26, 2005, we began accounting for stock-based payments, including grants of stock based compensation under our 2001 Stock Incentive Plan, in accordance with the requirements of the Equity Topic of the FASB ASC (ASC 505), which requires us to recognize expenses related to the fair value of share-based compensation awards. Under the fair value recognition provisions of these standards, stock-based compensation cost is measured at the grant date based on the fair value of the award. For further information, please see Note 2 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

Salary, Bonus and Other Compensation in Proportion to Total Compensation

During fiscal 2009, 2008 and 2007, base salary accounted for approximately 69%, 60% and 51%, respectively, of the total compensation of our named executive officers and all other compensation, excluding bonuses, accounted for approximately 31%, 8% and 8%, respectively, of the total compensation of our named executive officers for each year. Bonuses accounted for approximately 0%, 32% and 41%, respectively, of the total compensation of our named executive officers during fiscal 2009, 2008 and 2007. The bonuses paid in fiscal 2008 were earned in fiscal 2007 and recorded in our fiscal 2007 operating results.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our named executive officers for the fiscal year ended December 27, 2009.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#)	Market Value of Restricted Stock Shares That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable

Robert J. Adamson Chairman and Chief Executive Officer	796,076	—	$6.06	11/19/2011	1,000,000	480,000
	133,334	66,666	$5.89	8/7/2017	—	—

Kevin S. Little President and Chief Financial Officer	227,450	—	$6.06	11/19/2011	500,000	240,000
	50,000	—	$7.00	8/17/2014	—	—
	66,667	33,333	$5.89	8/7/2017	—	—

(1)	These options will vest August 7, 2010.
(2)	Market value is based upon the closing price of our common stock on December 27, 2009 of $0.48.

NONQUALIFIED DEFERRED COMPENSATION

The following table provides information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for each of our named executive officers for the fiscal year ended December 27, 2009.

Name	Aggregate Earnings in Last Fiscal Year ($)	Plan Distributions in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year End ($)(2)

Robert J. Adamson Chairman and Chief Executive Officer	$57	$174,292	—

Kevin S. Little President and Chief Financial Officer	$7	$167,220	—

(1)	Plan distributions were paid in January 2009 upon dissolution of plan.
(2)	Executive contributions credited to the plan in the five-year period prior to 2009 for Messrs. Adamson and Little are $102,450 and $97,500, respectively, and these amounts would have been included, individually by year, in the “Salary” column in the Summary Compensation Table in this five-year period. Our contributions credited to the plan in the five-year period prior to 2009 are $36,500 each for Messrs. Adamson and Little, and these amounts would have been included, individually by year, in the “All Other Compensation” column of the Summary Compensation Table in this five-year period. The plan was dissolved in December 2008, which dissolution became effective in January 2009.

The amounts in the table above relate to a deferred compensation plan that we established for our senior managers, including our named executive officers. The plan was a nonqualified unfunded deferred compensation plan and all participants’ contributions were held in our name. The deferred compensation plan, which was dissolved in December 2008 (and which dissolution became effective in January 2009) is further described previously under the heading “Deferred Compensation Plans”.

The earnings on the deferred compensation plan were measured by reference to actual earnings of the mutual funds selected by the participants, and administered by an outside third party.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

We have entered into written employment agreements with Robert J. Adamson and Kevin S. Little. The employment agreements provide for payments of certain benefits, as described in the tables below, upon the termination of the employee. The employee’s rights upon termination of his or her employment depend upon the circumstance of the termination. Central to an understanding of the rights of each employee under the employment agreements is an understanding of the definitions of “cause” and “good reason” that are used in those agreements. For purposes of the employment agreements:

•

we have “cause” to terminate the employee if the employee has engaged in any of a list of specified activities, including the failure, neglect or refusal to perform his or her duties; any willful or intentional act of the employee that has the effect of injuring our reputation or business in any material respect; use of illegal drugs or repeated drunkenness by the employee; conviction of, or plea of guilty or nolo contendere to the commission of a felony by the employee; an act of fraud or embezzlement against us by the employee; or his or her breach of any of the confidentiality, non-competition, non-solicitation or non-disparagement restrictive covenants contained in the employment agreement; and

•

the employee is said to have “good reason” to terminate his or her employment and thereby gain access to the benefits described below in the event his or her responsibilities then in effect are substantially and materially reduced; the employee is relocated to a principal office location more than 50 miles from Boca Raton, Florida; we materially breach the employment agreement; or any successor fails to assume the employment agreement.

The employment agreements include non-competition and non-solicitation provisions that would apply for a period of one year following the employee’s termination of employment for any reason (or three years if such termination occurs within 12 months following a change in control) and non-disparagement and confidentiality provisions that would apply for an unlimited period of time following the employee’s termination of employment.

The employment agreements specify payment to the employees upon each of the following situations:

•	death or disability of the employee;

•	termination by us without cause;

•	termination by the employee for good reason; and

•	termination by us without cause or by the employee for good reason after a change in control.

A change in control under the employment agreements with Messrs. Adamson and Little is defined as:

“(i) The acquisition by any individual, entity or group (other than the Company, any employee benefit plan of the Company, or Warburg, Pincus Private Equity VIII, L.P. or any affiliate thereof) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities representing more than 50% of the voting securities of the Company entitled to vote generally in the election of directors, determined on a fully-diluted basis (“Voting Securities”); provided, however, that such acquisition shall not constitute a Change in Control hereunder if a majority of the holders of the Voting Securities immediately prior to such acquisition retain directly or through ownership of one or more holding companies, immediately following such acquisition, a majority of the voting securities entitled to vote generally in the election of directors of the successor entity; (ii) The date upon which individuals who as of the date of the employment agreements entered into by Messrs. Adamson and Little constitute a majority of the Board of Directors (the “Incumbent Board” ) cease to constitute at least a majority of the Board, provided, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; or (iii) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), in each case, unless, following such Business Combination, all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries).”

In the event that the employee’s employment terminates for any reason, the employee will receive all accrued but unpaid compensation provided under the employment agreement through the date of such termination, at the rate in effect on the date of termination, plus all accrued but unused vacation time and unreimbursed expenses through the date of termination.

In the event that the employee’s employment is terminated by us without cause (other than by reason of death or disability), or the employee voluntarily resigns with good reason, in addition to the amounts described in the preceding paragraph, the employee will continue to receive his or her base salary for a period of 12 months following the date of such termination, and to the extent permissible under our health plans, continuation of health benefits during such period.

In the event that the employee is terminated by us without cause or the employee resigns for good reason within 12 months following a change in control of our company, as defined in the agreements, in addition to the payments described in the preceding paragraphs, the employee will receive a lump sum payment of two times the sum of the employee’s annual base salary and other compensation (health, insurance, pension, and other benefits provided to other similarly situated employees) provided under the employment agreement at the rate in effect on the date of termination. In addition, if at the time of such termination the employee holds any stock options or warrants, we will cash out those options or warrants based upon the spread between the fair market value of the underlying shares and the applicable exercise price, if any.

In the event that the employee is terminated by us without cause, the employee resigns for good reason or the employee is terminated due to death or disability, we must also reimburse the employee for all legal fees, costs and expenses incurred by the employee in enforcing the employment agreement.

The employment agreements require, as a precondition to the receipt of these payments, that the employee sign a standard form of release in which he or she waives all claims that he or she might have against us and certain associated individuals and entities.

The table below illustrates the payouts to each named executive officer under any of the various separation situations. The table assumes that the terminations took place on December 27, 2009.

				Before Change in Control	After Change in Control
	Termination with Cause or w/o Good Reason	Death	Disability	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason
	$	$	$	$	$

Robert J. Adamson
Severance	—	350,000	200,000	575,000	1,150,000
Accrued vacation	—	—	—	—	—
Health benefits (1)	—	—	—	9,795	9,795

Kevin S. Little
Severance	—	350,000	200,000	405,000	810,000
Accrued vacation	—	—	—	—	—
Health benefits (1)	—	—	—	15,616	15,616
Interest and Applicable Taxes (2)	—	—	—	64,446	64,446

(1)	Represents amounts payable to the employee under insurance plans in which the employee participates.
(2)	Represents the amount of interest accrued (together with the applicable taxes) under Mr. Little’s promissory note, which such amounts are described under the heading “Narrative to Summary Compensation Table and Plan Based Awards– Other Compensation” and set forth in the All Other Compensation Table herein.

DIRECTOR COMPENSATION

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties, as well as the skill-level required by us of members of the Board. Director compensation paid in fiscal 2009 is as follows:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)

Anne Boykin, PhD, RN	47,500	—	—	—	47,500
C. Daryl Hollis (3)	96,250	—	—	—	96,250
Philip A. Incarnati (4)	73,750	—	—	—	73,750
Edward J. Robinson	52,083	—	—	—	52,083
David Wester	52,250	—	—	—	52,250

(1)	Robert J. Adamson, our Chairman and Chief Executive Officer, is not included in this table because he is an employee of our company and he receives no additional compensation for his services as a director. The compensation received by Mr. Adamson as our employee is reflected in the Summary Compensation Table herein.
(2)	As of December 27, 2009, each director held the following stock options: Anne Boykin, PhD, RN – 65,804; C. Daryl Hollis – 90,804; Philip A. Incarnati – 90,804; Edward J. Robinson – 65,804; and David Wester – 65,804.
(3)	Mr. Hollis is the Chairman of the Audit, Compensation and Finance Committees of the Board of Directors.
(4)	Mr. Incarnati is the Chairman of the Nominating and Corporate Governance Committee of the Board of Directors.

Cash Compensation

We do not pay directors who are our employees additional compensation for their services as a director. We pay Messrs. Hollis, Incarnati, Robinson and Wester, and Dr. Boykin an annual retainer of $32,500. In addition, if eligible, we pay the Chairman of the Audit Committee $20,000 per year and the Chairman of the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee $10,000 per year. For each meeting of the Board, the five (5) aforementioned directors are paid $1,500 for participation in an in-person meeting or $750 for a telephonic meeting. We also pay directors who serve on Board committees the greater of 50% of the amount that the Chairman of that Committee receives for serving on that Committee or the total received for participation in in-person meetings and telephonic meetings that occur during the fiscal year.

Equity-Based Compensation

To ensure that directors have an ownership interest aligned with our stockholders, from time to time we may also grant stock-based compensation to our non-employee directors under our 2001 Stock Incentive Plan. In fiscal 2009 and 2008, we issued restricted stock grants of 35,000 and 5,804 shares, respectively, to Messrs. Hollis, Incarnati, Robinson and Wester, and Dr. Boykin. We did not issue restricted stock grants to our directors in fiscal 2007. These restricted stock shares cannot be traded for one (1) year from their date of issuance, although they are deemed issued and outstanding from the date they were granted. Thus far, in fiscal 2010, we have not issued a restricted stock grant to the directors.

COMPENSATION COMMITTEE

The Compensation Committee is chaired by Mr. Hollis and also consists of Mr. Incarnati and Dr. Boykin. The Board has determined that Messrs. Hollis and Incarnati, and Dr. Boykin are independent directors.

The Board has adopted a charter for the Compensation Committee, which is available in the “Investor Relations” section of our website at www.msnhealth.com. The Compensation Committee reviews and reassesses the adequacy of its charter periodically and recommends any proposed changes to the Board for approval.

The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include, among other duties, the responsibility to:

•	formulate, evaluate and approve the compensation of our directors, senior executive officers and key employees, and oversee all incentive and equity based compensation programs;

•

review and approve our corporate goals and objectives relevant to the compensation of our Chief Executive Officer and evaluate our Chief Executive Officer’s performance in light of those goals and objectives;

•	determine and approve our Chief Executive Officer’s compensation based on this evaluation; and

•

make recommendations to the Board regarding the compensation of directors, executive officers and other key employees (other than our Chief Executive Officer), as well as with respect to incentive compensation plans and equity-based plans.

COMPENSATION COMMITTEE REPORT

The Compensation Committee oversees the compensation programs of Medical Staffing Network Holdings, Inc. and its subsidiaries on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Narrative to Summary Compensation Table and Plan Based Awards be included in this Report.

THE COMPENSATION COMMITTEE

C. Daryl Hollis, Committee Chairman
Anne Boykin, PhD, RN
Philip A. Incarnati

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors and Executive Officers

The table below sets forth information regarding beneficial ownership of our common stock as of March 28, 2010 for each director and nominee for director, each of our named executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares Subject to Vested Options	Total Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned (3)
Robert J. Adamson (1)	796,076	1,395,668	(2)	6.7%
Kevin S. Little	277,450	855,508	(2)	3.5%
Anne Boykin, PhD, RN	25,000	41,304		*
C. Daryl Hollis	50,000	41,004		*
Philip A. Incarnati	50,000	40,804		*
Edward Robinson	25,000	43,804		*
David Wester	25,000	40,804		*
All directors and executive officers as a group	1,248,526	2,458,896		11.2%

*	Less than one percent of the outstanding shares of Common Stock.
(1)	The total shares listed for Robert J. Adamson include shares held by Mr. Adamson and the following entities: RJA Holdings Limited Partnership (“RJA Holdings”) and RJA Capital Limited Partnership (“RJA Capital”). As President of the General Partner of RJA Holdings and RJA Capital, Mr. Adamson is deemed to beneficially own the 31,295 shares held by RJA Holdings and the 363,194 shares held by RJA Capital.
(2)	Includes restricted stock units that are subject to forfeiture.
(3)	Percentage includes shares subject to vested options and total shares beneficially owned.

Security Ownership of Certain Beneficial Owners

The table below sets forth information regarding beneficial ownership of our Common Stock as of March 28, 2010 for each stockholder who we know beneficially owns more than 5% of our outstanding shares of Common Stock. The information below is as reported in the stockholders’ filings with the SEC.

Name of Beneficial Owner	Shares Subject to Vested Options	Total Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Warburg Pincus Private Equity VIII, L.P. (1)	—	14,525,036	45.4%
Nautic Management V, LP (2)	—	2,943,616	9.2%
Artisan Partners Limited Partnership (3)	—	2,747,100	8.6%

(1)	The stockholder is Warburg Pincus Private Equity VIII, L.P., including two affiliated limited partnerships (“WP VIII”). Warburg Pincus Partners, LLC, a subsidiary of Warburg Pincus & Co. (“WP”), is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC (“WP LLC”). The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, New York 10017. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares owned by the Warburg Pincus entities. Their address is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, NY 10017.
(2)	The total shares listed under Nautic Management V, LP (“NM5”), formerly known as Navis Partners V, LP, consist of shares held by NM5 and the following entities: Silverado IV Corp. (“S4”), Fleet Venture Resources, Inc. (“FVR”), Chisholm Management IV, LP (“CM4”), Robert M. Van Degna (“RMV”), Habib Y. Gorgi (“HYG”), and Bernard V. Buonanno III (“BVB”). These entities and certain persons affiliated with them may be deemed to be a group within the meaning of Section 13(d)(3). The address of NM5 is 50 Kennedy Plaza, Providence, RI 02903. All information for these parties has been derived from the Schedule 13G that was filed with the SEC on February 18, 2010.

(3)	The stockholder is Artisan Partners Limited Partnership (“APLP”), including Artisan Investment Corporation (“Artisan Corp.”), the general partner of APLP, Artisan Partners Holdings, LP (“Artisan Partners”), Artisan Investments GP, LLC, the general partner of Artisan Partners, ZFIC, Inc., the sole stockholder of Artisan Corp., Andrew A. Ziegler, Carlene Murphy Ziegler and Artisan Funds, Inc. The address for all stockholders is 875 East Wisconsin Avenue, Suite 800, Milwaukee, Wisconsin 53202. All information for these parties has been derived from the Schedule 13G that was filed with the SEC on February 11, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Stockholders Agreement

On October 26, 2001, we entered into a stockholders agreement with Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and certain of our other stockholders. The provisions of the stockholders agreement terminated upon consummation of our initial public offering on April 23, 2002, except that:

•

for as long as any investor that is a party to the stockholders agreement beneficially owns at least 20% of our outstanding shares, we are obligated to nominate and use our best efforts to have two individuals designated by that investor elected to the Board; and

•

for as long as any investor that is a party to the stockholders agreement beneficially owns at least 10% of our outstanding shares, we are obligated to nominate and use our best efforts to have one individual designated by that investor elected to the Board.

At present, Warburg Pincus is not represented on our Board.

Other Transactions

Anne Boykin, a Class I Director, is the Dean of the College of Nursing at Florida Atlantic University. During fiscal 2009, we paid less than $0.1 million in donations to the Florida Atlantic University Foundation to support the University’s center for nursing. Dr. Boykin received no personal monetary benefit from the donations paid by us.

Philip A. Incarnati, a Class II Director, is the chief executive officer of a healthcare delivery system that utilizes our staffing services in the ordinary course of business. During fiscal 2009, we billed approximately $3.3 million for these services. Mr. Incarnati received no personal monetary benefit from the transactions.

David Wester, a Class II Director, is the president of a healthcare services company that uses our staffing services in the ordinary course of business. During fiscal 2009, we billed approximately $0.3 million for these services. Mr. Wester received no personal monetary benefit from the transactions.

Related Person Transactions

Pursuant to our Nominating and Corporate Governance Committee charter, our Nominating and Corporate Governance Committee is required to advise the Board with regard to our policies and procedures for the review, approval or ratification of any transaction presenting a potential conflict of interest between us and any related persons or any transaction otherwise required to be reported pursuant to Item 404 of Regulation S-K of the Exchange Act. Our policy regarding related person transactions is outlined in our Code of Business Conduct and Ethics, which requires all directors, officers and employees to immediately notify us if they have a potential or apparent conflict of interest, and to obtain approval of any related persons transactions. Further, to identify related person transactions, we submit and require our directors, director nominees and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the director, director nominee, executive officer or any of their immediate family members may have an interest.

Director Independence

It is the policy of the Board that a substantial majority of its members be independent from management, and to that end, the Board has adopted director independence guidelines. In accordance with our Corporate Governance Guidelines, the Board recently undertook its annual review of director independence. In making its determinations in that regard, the Board considered any and all commercial and charitable relationships of directors, including transactions and relationships between us and each director or any member of his or her immediate family (such as the matters described above in “Certain Relationships and Related Transactions”). Following this review, the Board determined that each of our directors, other than Robert J. Adamson, is independent of us and our management.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm and Services

We have not yet selected an independent registered public accounting firm to perform an audit of our financial statements for the 2010 fiscal year, because the Audit Committee generally makes this selection later in the calendar year. However, the Audit Committee has retained Ernst & Young to review our first quarter 2010 financial statements. Ernst & Young served as our independent registered public accounting firm for the 2009 fiscal year.

Audit Fees

Fees for professional services provided in connection with Ernst & Young’s audit of our annual financial statements included in our Form 10-K, the review of our interim financial statements included in our Form 10-Qs, the audit of our internal control over financial reporting and services associated with a consent to a registration statement were $734,000 (of which an aggregate amount of $498,000 had been billed through December 27, 2009) for the 2009 fiscal year and $930,000 (of which an aggregate amount of $526,000 had been billed through December 28, 2008) for the 2008 fiscal year.

Audit-Related Fees

During fiscal 2009, Ernst & Young did not provide us with any audit-related services. During fiscal 2008, Ernst & Young provided $56,000 of audit-related services for the audit of the 2007 InteliStaf 401(k) plan.

Tax Fees

Ernst & Young did not provide us with any tax services related to tax advice and compliance during the 2009 and 2008 fiscal years.

All Other Fees

During fiscal 2009 and 2008, we paid Ernst & Young $2,000 and $1,500, respectively, to obtain access to their online accounting research database.

The Audit Committee approves in advance all audit and non-audit services performed by our independent registered public accounting firm. The Audit Committee approved 100% of all professional services performed by Ernst & Young during fiscal 2009. The Audit Committee considered whether, and is satisfied that, the provision of these services by Ernst & Young is compatible with maintaining Ernst & Young’s independence.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The information required to be presented by this item is presented commencing on page F-1 of the Annual Report on Form 10-K filed with the SEC on March 25, 2010.

2.	Financial Statement Schedules

The information required to be presented by this item is presented commencing on page F-1 of our Annual Report on Form 10-K filed with the SEC on March 25, 2010.

3.	Exhibits

See the Exhibit Index on page 23 of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2010.

Medical Staffing Network Holdings, Inc.

By:

/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Adamson	Chairman of the Board, Chief Executive Officer	April 23, 2010
Robert J. Adamson	and a Director (Principal Executive Officer)

/s/ Kevin S. Little	President and Chief Financial Officer (Principal	April 23, 2010
Kevin S. Little	Financial Officer)

/s/ Jeffrey Yesner	Chief Accounting Officer (Principal Accounting	April 23, 2010
Jeffrey Yesner	Officer)

/s/ Anne Boykin	Director	April 23, 2010
Anne Boykin

/s/ C. Daryl Hollis	Director	April 23, 2010
C. Daryl Hollis

/s/ Philip Incarnati	Director	April 23, 2010
Philip Incarnati

/s/ Edward J. Robinson	Director	April 23, 2010
Edward J. Robinson

/s/ David Wester	Director	April 23, 2010
David Wester

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated August 20, 2001, among Warburg Pincus Private Equity VIII, L.P., MSN Acquisition Corp., Medical Staffing Network Holdings, Inc. and certain stockholders (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.2	First Amendment to Agreement and Plan of Merger, dated October 26, 2001, among Warburg Pincus Private Equity VIII, L.P. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

2.3	Asset Purchase Agreement, dated October 31, 2002, among Clinical Resource Services, Inc., Health Search International, Inc., Cheryl Rhodes, Stacey Birnbach and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.4	Escrow Agreement, dated as of October 31, 2002, among Medical Staffing Network, Inc., Clinical Resource Services, Inc. and Silver, Friedman & Taft, LLP (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002 (File No. 001-31299)).

2.5	Agreement and Plan of Merger, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., Greenhouse Acquisition Sub, Inc., InteliStaf Holdings, Inc. and TC Group, L.L.C. (Incorporated by reference to Exhibit 2.5 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

2.6	Purchase Agreement, dated as of May 10, 2007, among the registrant, Medical Staffing Network, Inc., InteliStaf Holdings, Inc. the Friedmann Family Parties (as defined therein) and the Carlyle Parties (as defined therein). (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form 10-Q, dated August 9, 2007 (Registration Number 001-31299)).

3.1	Amended and Restated Certificate of Incorporation of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

3.2	Amended and Restated Bylaws of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

4.1	Registration Rights Agreement, dated October 26, 2001, among the investors listed on Schedule I to such Agreement and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, dated April 1, 2002 (Registration Number 333-82438)).

10.1	Stockholders Agreement, dated as of October 26, 2001, by and among Medical Staffing Network Holdings, Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.2+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated August 20, 2001 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.3+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description

10.4+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Robert Adamson, dated October 26, 2001 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.5+	Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated August 20, 2001 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.6+	First Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.7+	Second Amendment to the Medical Staffing Network, Inc. Amended and Restated Employment Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Kevin Little, dated October 26, 2001 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.8+	Separation Agreement among Medical Staffing Network, Inc., Medical Staffing Network Holdings, Inc. and Patricia Donohoe, dated October 1, 2007 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (File No. 001-31299)).

10.9+	Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc., dated February 27, 2001 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.10+	Amendment No. 1 to the Amended and Restated Stock Option Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.11+	2001 Stock Incentive Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.12+	Form of Amended and Restated Executive Incentive Stock Ownership Plan of Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.13	Credit Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, LaSalle Bank, National Association, as syndication agent, Bank of America, N.A., as administrative agent, and General Electric Capital Corporation, Barclays Bank, PLC, and Antares Capital Corporation, as co-documentation agents (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.14	Amendment to Credit Agreement, dated as of April 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.15	Second Amendment to Credit Agreement, dated as of July 5, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

Exhibit No.	Description

10.16	Third Amendment to Credit Agreement, dated as of October 3, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.17	Fourth Amendment to Credit Agreement, dated as of December 23, 2002, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 001-31299)).

10.18	Fifth Amendment to Credit Agreement, dated as of March 21, 2003, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC, the Subsidiaries of the Borrower identified as “Guarantors” on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 001-31299)).

10.19	Security Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.20	Credit Agreement, dated December 22, 2003, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, the Lenders identified on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent, and LaSalle Bank, National Association, as syndication agent (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 001-31299)).

10.21	First Amendment to Credit Agreement, dated June 25, 2004, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 001-31299)).

10.22	Second Amendment to Credit Agreement, dated February 24, 2005, among Medical Staffing Network, Inc., the other Credit Parties identified on the signature pages thereto, General Electric Capital Corporation, LaSalle Bank National Association and Special Situations Investing Group, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 28, 2005 (File No. 001-31299)).

10.23	Amended and Restated Credit Agreement, dated as of September 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006 (File No. 001-31299)).

10.24	Credit Party Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network, Inc., Medical Staffing Holdings, LLC and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.25	Holdings Pledge Agreement, dated as of October 26, 2001, among Medical Staffing Network Holdings, Inc. and Bank of America, N.A., as collateral agent (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

Exhibit No.	Description

10.26	Lease Agreement, dated November 22, 1999, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.27	Lease Amendment No. 1, dated July 31, 2001, between Fairfax Boca ‘92 LP and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, dated February 8, 2002 (Registration Number 333-82438)).

10.28	Lease Agreement, dated January 24, 2005, between Cantera H-6 LLC and Medical Staffing Network, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated January 24, 2005 (File No. 001-31299)).

10.29	License and Master Agreement, dated February 8, 2002, between Premier Computer Systems, Inc. and Medical Staffing Network Holdings, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, dated March 15, 2002 (Registration Number 333-82438)).

10.30	Blanket Purchase Agreement, dated as of September 6, 2005, between Medical Staffing Network Holdings, Inc. and the United States Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (File No. 001-31299)).

10.31	1st Amendment to the Amended and Restated Credit Agreement, effective as of December 29, 2006, among Medical Staffing Network, Inc., the other credit parties named therein, the lenders listed on the signature pages thereto, General Electric Capital Corporation, as administrative agent and lender, and LaSalle Bank National Association as syndication agent (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-31299)).

10.32	Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders and L/C Issuers thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent and Firstlight Financial Corporation, as documentation agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

10.33	Second Lien Credit Agreement, dated as of July 2, 2007, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as joint lead arranger and joint bookrunner, Merrill Lynch Capital, as joint lead arranger, joint bookrunner and syndication agent. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A, dated September 18, 2007 (File No. 001-31299)).

10.34	Amended and Restated Credit Agreement, dated as of March 12, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders parties thereto and L/C Issuers parties thereto, General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and sole bookrunner, and Firstlight Financial Corporation, as documentation agent (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 001-31299)).

10.35	Amended and Restated Second Lien Credit Agreement, dated as of March 12, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., as certain of the guarantors, the Lenders parties thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 001-31299)).

Exhibit No.	Description

10.36+	Restricted Stock Agreement, dated August 11, 2009, between Medical Staffing Network Holdings, Inc. and Robert J. Adamson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 11, 2009 (File No. 001-31299)).

10.37+	Restricted Stock Agreement, dated August 11, 2009, between Medical Staffing Network Holdings, Inc. and Kevin S. Little (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 11, 2009 (File No. 001-31299)).

10.38	Rights Agreement, dated September 3, 2009, by and between Medical Staffing Network, Inc. and American Stock Transfer and Trust Company, LLC, as rights agent, which includes Exhibit A, the form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Medical Staffing Network, Inc. and Exhibit B, the Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 3, 2009 (File No. 001-31299)).

10.39	Forbearance Agreement to Amended and Restated Credit Agreement, dated as of December 18, 2009, among Medical Staffing Network, Inc., as borrower, Medical Staffing Holdings, LLC, and Medical Staffing Network Holdings, Inc., and each subsidiary of Borrower, as guarantors, the Lenders parties thereto, and General Electric Capital Corporation, individually as a Lender and as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 18, 2009 (File No. 001-31299)).

10.40	Second Forbearance Agreement, Limited Waiver and Amendment to Amended and Restated Credit Agreement, dated as of April 7, 2010, by and among Medical Staffing Network, Inc., a Delaware corporation, Medical Staffing Holdings, LLC, a Delaware limited liability company, Medical Staffing Network Holdings, Inc., a Delaware corporation, each subsidiary of Borrower party thereto, the lenders party thereto, as Lenders under the Credit Agreement, and General Electric Capital Corporation, individually as a Lender, and as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 5, 2010 (File No. 001-31299)).

10.41	Engagement Letter, dated March 28, 2010, between Medical Staffing Network Holdings, Inc. and Loughlin Meghji + Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 5, 2010 (File No. 001-31299)).

21.1	List of Subsidiaries ((Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (File No. 001-31299)).

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (File No. 001-31299)).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (File No. 001-31299)).

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (File No. 001-31299)).

31.3	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (File No. 001-31299)).

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (File No. 001-31299)).

+	Management contract or compensatory plan.