Form 10-Q
period 2010-03-28
MEDICAL STAFFING NETWORK HOLDINGS INC
filed 2010-05-10
CIK 1163958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

As of May 3, 2010, there were 31,989,567 shares of common stock, $0.01 par value, outstanding.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 28, 2010	December 27, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,054	$7,319
Accounts receivable, net of allowance for doubtful accounts of $536 and $619 at March 28, 2010 and December 27, 2009, respectively	42,507	45,811
Prepaid expenses	2,352	2,342
Other current assets	3,328	3,102

Total current assets	51,241	58,574

Furniture and equipment, net of accumulated depreciation of $25,095 and $25,318 at March 28, 2010 and December 27, 2009, respectively	11,254	11,820
Goodwill	16,917	16,917
Intangible assets, net of accumulated amortization of $9,790 and $9,306 at March 28, 2010 and December 27, 2009, respectively	4,539	5,023
Other assets, net of accumulated amortization of $761 and $538 at March 28, 2010 and December 27, 2009, respectively	3,795	4,031

Total assets	$87,746	$96,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$26,375	$29,816
Accrued payroll and related liabilities	3,859	3,970
Current portion of long-term debt	108,378	107,264
Current portion of capital lease obligations	205	202

Total current liabilities	138,817	141,252

Long-term debt, net of current portion	—	—
Capital lease obligations, net of current portion	18	70
Other liabilities	2,020	2,303

Total liabilities	140,855	143,625

Commitments and contingencies

Medical Staffing Network Holdings, Inc. (MSN) stockholders’ deficit:
Common stock, $0.01 par value per share, 75,000 authorized: 31,990 issued and outstanding at March 28, 2010 and December 27, 2009, respectively	320	320
Junior A Preferred Stock, $0.01 par value per share, 1,000 authorized: none issued and outstanding at March 28, 2010 and December 27, 2009	—	—
Additional paid-in capital	285,863	285,691
Accumulated other comprehensive loss	(1,409)	(2,063)
Accumulated deficit	(338,285)	(331,610)

Total MSN stockholders’ deficit	(53,511)	(47,662)

Noncontrolling interest in subsidiary	402	402

Total stockholders’ deficit	(53,109)	(47,260)

Total liabilities and stockholders’ deficit	$87,746	$96,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2010	March 29, 2009
Service revenues	$72,020	$98,631
Cost of services rendered	54,097	74,090

Gross profit	17,923	24,541

Operating expenses:
Selling, general and administrative	16,863	21,344
Depreciation and amortization	1,610	1,596
Impairment of goodwill	—	969
Restructuring and other charges	720	681

Loss from operations	(1,270)	(49)
Loss on early extinguishment of debt	—	1,808
Interest expense, net	5,223	2,537
Other income	—	(719)

Loss before provision for income taxes	(6,493)	(3,675)
Provision for income taxes	43	—

Consolidated net loss	(6,536)	(3,675)
Net income – noncontrolling interest in subsidiary	139	72

Net loss attributable to MSN	$(6,675)	$(3,747)

Basic and diluted net loss per share attributable to MSN	$(0.22)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	30,490	30,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	March 28, 2010	March 29, 2009
Operating activities
Consolidated net loss	$(6,536)	$(3,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment charge	—	969
Depreciation and amortization	1,610	1,596
Amortization of debt issuance cost	223	114
Provision for (benefit from) doubtful accounts	23	(74)
Stock-based compensation expense	172	92
Loss on early extinguishment of debt	—	1,808
Non-cash interest expense	1,620	107
Changes in operating assets and liabilities:
Accounts receivable	3,281	10,753
Prepaid expenses and other current assets	(236)	612
Other assets	13	1,154
Accounts payable and accrued expenses	(2,772)	(3,930)
Accrued payroll and related liabilities	(111)	(1,787)
Other liabilities	(283)	(229)

Cash provided by (used in) operating activities	(2,996)	7,510

Investing activities
Purchases of furniture and equipment, net	(467)	(2,033)
Capitalized internal software costs	(93)	(588)

Cash used in investing activities	(560)	(2,621)

Financing activities
Principal payments on term loan	(506)	(10,750)
Payments of debt issuance costs	—	(2,970)
Dividends paid to holders of noncontrolling interest in subsidiary	(154)	(42)
Principal payments under capital lease obligations	(49)	(125)

Cash used in financing activities	(709)	(13,887)

Net change in cash and cash equivalents	(4,265)	(8,998)
Cash and cash equivalents at beginning of period	7,319	14,344

Cash and cash equivalents at end of period	$3,054	$5,346

Supplemental disclosure of cash flow information:
Interest paid	$3,358	$434

Supplemental disclosure of non-cash investing and financing activities:
Non-cash payment of interest	$—	$2,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDICAL STAFFING NETWORK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GOING CONCERN UNCERTAINTY

Due to the Company’s (as defined in Note 2) recurring operating losses, working capital deficiency and defaults under its debt agreement, there is substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 9, the Company is not in compliance with certain financial covenants as of March 28, 2010, relative to its Amended Credit Agreements (as defined in Note 9). This caused a default which allows the lenders to demand immediate repayment of the outstanding balances. Therefore, all of this debt has been classified as a current liability in the accompanying condensed consolidated balance sheet at March 28, 2010. Management is in communication with the Company’s lenders to restructure the debt, as the Company does not expect to regain compliance with the covenants contained in its debt agreement as currently in effect. The Company will require additional financing or revisions to the current financing agreement in order to continue as a going concern. There can be no assurance that the Company will be able to obtain the requisite additional financing or modify the existing debt agreement to satisfactory terms on a timely basis.

The March 28, 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Staffing Network Holdings, Inc. (the Company), a Delaware corporation, is a provider of temporary (predominately healthcare) staffing services including per diem, short term contracts, and travel, in the United States (U.S.). The Company’s per diem healthcare staffing assignments (less than two weeks in duration), its short term contract-based healthcare staffing assignments (more than two weeks in duration) and its travel healthcare staffing assignments (typically thirteen weeks in duration) place professionals, predominately nurses, at hospitals and other healthcare facilities in response to its clients’ temporary staffing needs. Short term contract-based assignments are typically staffed by the Company’s per diem branches while longer length assignments are staffed by both its centralized travel offices and per diem branches. Having scale per diem and travel businesses provides the Company with internal synergies of cross-selling between the two divisions. In addition to nurse staffing, the Company provides temporary staffing (per diem, short term contracts, and travel) of allied health professionals such as specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. The Company’s temporary healthcare staffing client base includes for-profit and not-for-profit hospitals, teaching hospitals, governmental facilities and regional healthcare providers.

The Company currently provides its services through a network of 75 per diem branch locations around the U.S. and 5 centralized “hub” branch locations that focus on longer term contracts. The Company considers each of its locations to be a reporting unit and therefore an operating segment. The Company has aggregated all branch operating results under one reportable segment as each branch has similar economic characteristics. Each per diem branch provides the same type of service, temporary staffing, and utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving their customers. Pursuant to the provisions of the Segment Reporting Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (ASC 280), the Company considers the different services described above to aggregate into one segment.

For the three months ended March 28, 2010 and March 29, 2009, temporary staffing services represented 99.7% and 99.4%, respectively, of the Company’s consolidated revenues, with permanent placements representing 0.3% and 0.6%, respectively, of the Company’s consolidated revenues.

Through its acquisition of InteliStaf Holdings, Inc. (InteliStaf), the Company acquired a 68% ownership in InteliStaf of Oklahoma, LLC, a joint venture with an independent third party. The third party is a hospital system that is the largest client of the joint venture.

Reclassifications

Certain reclassifications have been made to the fiscal 2009 condensed consolidated financial statements to conform to the proper fiscal 2010 presentation. For the three months ended March 28, 2010, the Company (i) reclassified certain line items within the Condensed Consolidated Statements of Cash Flows in accordance with the Consolidation Topic of the FASB ASC (ASC 810), (ii) reclassified certain interest payments to the Interest paid line item on the Condensed Consolidated Statements of Cash Flows, and (iii) reclassified certain line items within the Comprehensive Loss footnote disclosure in accordance with ASC 819.

Additionally, the swap liability that matures September 6, 2010 was reclassified from the long-term liability line item “Other liabilities” to the current liability line item “Accounts payable and accrued expenses” on the Company’s December 27, 2009 condensed consolidated balance sheet. As such, the balance for Accounts payable and accrued expenses increased by $2.1 million from $27.7 million to $29.8 million and Other liabilities decreased by $2.1 million from $4.4 million to $2.3 million. This reclassification had no effect on the Company’s previously reported consolidated Net Loss or Stockholders’ Deficit.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2010.

The Company’s condensed consolidated balance sheet as of December 27, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (the Form 10-K).

The Company is required to evaluate events occurring after March 28, 2010 for recognition and disclosure in the condensed consolidated financial statements for the quarter ended March 28, 2010. Events are evaluated based on whether they represent information existing as of March 28, 2010, which require recognition in the condensed consolidated financial statements or new events occurring after March 28, 2010, which do not require recognition but require disclosure if the event is significant to the condensed consolidated financial statements. The Company evaluated events occurring subsequent to March 28, 2010 through the date of issuance of these condensed consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (Update 2010-06). This update requires new disclosures as follows: (i) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. Update 2010-06 also clarifies existing disclosures as follows: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Update 2010-06 is effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the new disclosure in item (ii) above, which is effective for fiscal years beginning after December 15, 2010. In the first quarter of fiscal 2010, the Company implemented the provisions of Update 2010-06, except for the new disclosure requirement, which it will implement in the fiscal year beginning December 27, 2010 (as noted above). The adoption of Update 2010-06 has not had a material impact on the Company’s consolidated financial statements and it does not believe that the subsequent adoption of the disclosure requirement will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (Update 2009-05). This update provides clarification as to the techniques a reporting entity is required to use in measuring fair value of a liability in circumstances in which the quoted price in an active market for the identical liability is not available. These techniques include a valuation that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a valuation consistent with the principles of the Fair Value Measurements and Disclosures Topic of the FASB ASC (ASC 820). Update 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 2009. The Company implemented the provisions of Update 2009-05 in the fourth quarter of fiscal 2009, which did not have a material impact on its consolidated financial statements.

4. FAIR VALUE OF ASSETS AND LIABILITIES

Due to their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values at March 28, 2010 and December 27, 2009. The Company estimates that the fair value of its total debt obligations under the Amended Credit Agreements (as defined in Note 9) was $60.3 million, which approximates enterprise value, compared to the book value of $108.4 million at March 28, 2010. The fair value was calculated using a discounted cash flow method of future cash outflows relating to debt service amortization and interest expense pursuant to the applicable terms of the 1st Term Loan (defined in Note 9) and the 2nd Term Loan (defined in Note 9).

The Company measures fair value for financial instruments, such as derivatives, on an ongoing basis. The Company measures fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist. Fair value is measured in accordance with ASC 820, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

At March 28, 2010, the Company held one interest rate swap agreement with a financial institution, designated as a cash flow hedge, to reduce the exposure to adverse fluctuations in floating interest rates on the underlying debt obligation (see Note 10). The swap agreement involves the receipt of floating interest rate payments based on the U.S. Dollar London Interbank Offered Rate (LIBOR), which is reset quarterly and therefore considered a Level 2 input.

The following table presents the Company’s financial liability that was accounted for at fair value on a recurring basis as of March 28, 2010 by level within the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements at March 28, 2010 Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 28, 2010

Liability:
Derivative financial instrument	$—	$(1,409)	$—	$(1,409	)(1)

(1)	Included in the line items “Accounts payable and accrued expenses” and “Accumulated other comprehensive loss” in the Company’s condensed consolidated balance sheet.

5. REVENUE RECOGNITION

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

Gross revenues of Associate Partners and net revenues recognized in the condensed consolidated statements of operations for the three months ended March 28, 2010 and March 29, 2009 are as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009

Gross revenues of Associate Partners	$9,208	$12,602
Net revenues recognized	428	477

6. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2010, the Company recorded $0.7 million of restructuring and other charges related to professional fees which were incurred in connection with the Company’s default under the Amended Credit Agreements. A breakdown of the $0.7 million liability incurred for the first quarter of fiscal 2010 and the remaining liability at March 28, 2010 is as follows (in thousands):

	Initial Liability	Cash Paid Through March 28, 2010	Accrued at March 28, 2010

Professional fees	$720	$511	$209	(1)

(1)	Included in the line item “Accounts payable and accrued expenses” in the Company’s consolidated balance sheet.

In the first quarter of fiscal 2009, the Company closed/merged three per diem branches, implemented various cost containment initiatives and eliminated 100 branch, corporate and operations personnel. As a result, the Company recorded restructuring and other charges of $0.7 million related to severance and lease terminations. In the second quarter of fiscal 2009, the Company closed one per diem branch, implemented cost containment initiatives and eliminated 50 branch, corporate and operations personnel. As a result, the Company recorded restructuring and other charges of $0.2 million related to severance and lease terminations. As of March 28, 2010, there was no remaining liability accrued on the Company’s books associated with these fiscal year 2009 restructuring initiatives.

7. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill

In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC (ASC 350), the Company reviews its reporting units for impairment indicators on a quarterly basis.

The Company did not record any impairment of goodwill for the three months ended March 28, 2010.

Coinciding with the aforementioned closure/merger of three per diem branches during the first quarter of fiscal 2009 (see Note 6), the Company recorded non-cash goodwill impairment charges of approximately $1.0 million to write off the associated goodwill. These charges are included in the line item “Impairment of goodwill” on the condensed consolidated statement of operations for the three months ended March 29, 2009.

After the various fiscal 2009 goodwill impairment charges that were recorded, $16.9 million of goodwill remains on the Company’s condensed consolidated balance sheet at March 28, 2010.

Intangible Assets

Pursuant to the provisions of ASC 350, in addition to goodwill, the Company reviews its intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company did not record any impairment of intangible assets with indefinite useful lives for the three months ended March 28, 2010 and March 29, 2009.

Pursuant to the provisions of the Property, Plant, and Equipment Topic of the FASB ASC (ASC 360), the Company reviews all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company did not record any impairment of intangible assets with definite useful lives for the three months ended March 28, 2010 and March 29, 2009.

8. INCOME TAXES

At March 28, 2010, the Company had gross deferred tax assets in excess of deferred tax liabilities. The Company has determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities not expected to reverse in the net operating loss carryforward period were not considered in reviewing the realizability of the other temporary differences). Accordingly, the Company has a full valuation allowance against such net current and noncurrent deferred tax assets. The Company will not record a federal tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

The amount of unrecognized tax benefits at March 28, 2010, was $0.5 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company has a full valuation allowance against the $0.5 million unrecognized tax benefit. There have been no material changes in unrecognized tax benefits since December 28, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2006, and with few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2006, pursuant to each state’s respective statute of limitations. The Company is not aware of any current examinations by any federal or state taxing authorities that would have a material impact on its condensed consolidated financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest or penalties have been accrued for all periods presented.

9. DEBT OBLIGATIONS

On July 2, 2007, the Company entered into a $155.0 million credit facility (Original Credit Agreement). The Original Credit Agreement was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan.

On March 12, 2009, the Company entered into a First Lien Amended and Restated Credit Agreement and a Second Lien Amended and Restated Credit Agreement (collectively, the Amended Credit Agreements) consisting of the following: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended Credit Agreements compared to the Original Credit Agreement are as follows: (i) the Company repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Credit Agreement during the first quarter of fiscal 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, the Company will be required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a LIBOR floor of 2.5% and a prime rate floor of 3.5% were incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge (now 6%) was incorporated for both the 1st and 2 nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Current portion of long-term debt” in the liabilities and stockholders’ deficit section of the Company’s condensed consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. As a result of entering into the Amended Credit Agreements, the Company recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2 nd Term Loan (July 2, 2014) and all of these loans continue to be secured by a lien on substantially all of the Company’s assets. In connection with the Amended Credit Agreements, the Company recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and is amortizing these costs over the remaining term of the respective loans.

Pursuant to the terms of the Amended Credit Agreements, the amount that can be borrowed at any given time under the Revolver is based on a leverage covenant and the amount of outstanding letters of credit, which can result in borrowing availability of less than the full capacity of the Revolver. As of March 28, 2010, the Company had no borrowings outstanding under the Revolver. As of March 28, 2010, $6.4 million of the Revolver’s $18.0 million capacity was being reserved for standby letters of credit (of which $6.1 million related to a pre-acquisition workers compensation policy from an acquisition and $0.3 million related to operating leases). Except as set forth below, the Revolver is not currently available because of the continuing defaults under the Amended Credit Agreements.

The Amended Credit Agreements are secured by substantially all of the Company’s assets and contains certain covenants that, among other things, limit the payment of dividends, restrict additional indebtedness and obligations, and require the achievement of certain financial covenants. During the fourth quarter of fiscal 2009, the Company was not in compliance with certain required financial covenants. As a result, the Company initiated discussions with its lenders regarding these financial covenant breaches and entered into a Forbearance Agreement to the Amended and Restated Credit Agreement (Forbearance Agreement) with the lenders on December 18, 2009. Pursuant to the terms of the Forbearance Agreement, during the period that the Company is in default, the interest rate that the Company is obligated to pay to the lenders increased by 4% per annum, which at the Company’s option is P-I-K. Additionally, the Company is required to submit a weekly cash flow schedule. The Forbearance Agreement, between the Company and General Electric Capital Corporation (GECC), as administrative agent, under the Amended and Restated First Lien Credit Agreement (First Lien Credit Agreement), expired on February 1, 2010.

Based on current economic conditions, the Company does not expect to regain compliance with the covenants contained in the Amended Credit Agreements. Further, based on currently projected cash inflows generated from operations, the Company may be unable to pay future scheduled interest and/or principal payments to its lenders as they come due. In that regard, the Company did not make the cash interest payment it was obligated to make to the second lien secured lenders on or before April 5, 2010, which constitutes an additional event of default under the Second Lien Credit Agreement.

The Company is currently in discussions with its lenders regarding all of these matters and has retained financial and legal advisors to assist it in exploring strategic options that may be available to it to restructure its capital structure and debt. On April 6, 2010, the Company retained a financial advisory and restructuring firm and its principal to serve as the Chief Restructuring Officer of the Company.

On April 7, 2010, the Company entered into a Second Forbearance Agreement, Limited Waiver and Amendment to Amended and Restated Credit Agreement (Second Forbearance Agreement) with the required percentage of the lenders under the First Lien Credit Agreement (First Lien Lenders) which was originally to expire on May 7, 2010, but has now been extended until June 4, 2010 (see Note 15). Additionally, the Second Forbearance Agreement provides that GECC may make additional revolving loans to the Company (in an amount not to exceed $5.0 million at any time outstanding) if the Company needs liquidity assistance to meet its obligations as they come due. However, there can be no assurance that the lenders will continue to provide the Company with liquidity assistance upon the termination of the Second Forbearance Agreement. If the Company is unable to resolve its issues with the senior lenders, the Company may determine that it is in the Company’s best interest to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.

The Company has the option of utilizing either a prime interest rate (with a floor of 3.5% plus an applicable margin of 5.0% on the 1st Term Loan and 8.0% on the 2nd Term Loan) or LIBOR (with a floor of 2.5% plus an applicable margin of 6.0% on the 1st Term Loan and 9.0% on the 2nd Term Loan). Pursuant to the terms of the Amended Credit Agreements (originally required by the terms of the Original Credit Agreement), the Company is required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, the Company entered into a three year hedging agreement using three month LIBOR rates, whereby the Company hedged $62.5 million of variable rate debt at 4.975% (see Note 10). As the Company is not in compliance with several of its financial covenants at March 28, 2010, the Company is currently required to utilize the prime interest rate option except for the amount hedged.

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 13.22% at March 28, 2010) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at March 28, 2010) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge (now 6.0%) for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly.

Pursuant to the terms of the Original Credit Agreement, the Company was required to make annual principal payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended Credit Agreements, the Company is required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of fiscal 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, the Company is obligated to compute an excess cash flow calculation (as defined in the Amended Credit Agreements), which could result in the Company being required to prepay an additional amount of outstanding long term borrowings. No excess cash flow prepayment was required for fiscal 2009. All debt is classified as current at March 28, 2010 due to the fact that, as of that date, the Company is not in compliance with certain required financial covenants contained in the Amended Credit Agreements.

10. INTEREST RATE SWAP

As discussed in Note 9, the Company’s Original Credit Agreement required that the Company maintain an interest rate protection agreement to manage the impact of interest rate changes on a portion of the Company’s variable rate obligations, and this requirement was continued in the Amended Credit Agreements entered into on March 12, 2009. Effective September 6, 2007, the Company entered into a 2007 Swap Agreement with a financial institution. The 2007 Swap Agreement involves the receipt of floating interest rate payments based on the U.S. Dollar LIBOR, which is reset quarterly and of fixed interest rate payments of 4.975% over the life of the 2007 Swap Agreement without an exchange of the underlying notional amount, which was set at $62.5 million. The 2007 Swap Agreement is scheduled to mature on September 6, 2010. The fair value of the 2007 Swap Agreement at March 28, 2010 was $1.4 million and was recorded in the line items “Other liabilities” and “Accumulated other comprehensive loss” in the liabilities and stockholders’ deficit section of the condensed consolidated balance sheet. The Company deems the 2007 Swap Agreement as a highly effective derivative designated as a cash flow hedge.

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

11. COMPREHENSIVE LOSS

The Comprehensive Income Topic of the FASB ASC (ASC 220) requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss and unrealized gain on the derivative instrument for the three months ended March 28, 2010 and March 29, 2009. The following table sets forth the computation of comprehensive loss for the periods indicated:

	Three Months Ended
(in thousands)	March 28, 2010	March 29, 2009
Net loss	$(6,536)	$(3,675)
Other comprehensive loss, net of taxes:
Unrealized gain on derivative, net of taxes	654	206

Total comprehensive loss before noncontrolling interest in subsidiary, net of taxes	$(5,882)	$(3,469)
Comprehensive loss attributable to noncontrolling interest in subsidiary	(139)	(72)

Total comprehensive loss attributable to MSN, net of taxes	$(6,021)	$(3,541)

12. NET LOSS PER SHARE

	Three Months Ended
(in thousands, except per share information)	March 28, 2010	March 29, 2009
Numerator:

Numerator for basic and diluted net loss per share attributable to MSN	$(6,675)	$(3,747)

Denominator:
Denominator for basic and diluted net loss per share attributable to MSN-adjusted weighted average shares and assumed conversions	30,490	30,474

Basic and diluted net loss per share attributable to MSN	$(0.22)	$(0.12)

For the three months ended March 28, 2010 and March 29, 2009, approximately 2.1 million and 2.0 million incremental options, respectively, were excluded in the calculation of diluted shares as the impact of their conversion was anti-dilutive due to the net loss.

13. RELATED PARTY TRANSACTIONS

The Company provides staffing services to a healthcare system of which one of the Company’s directors, Philip A. Incarnati, is the President and Chief Executive Officer. During the three months ended March 28, 2010 and March 29, 2009, the Company billed approximately $0.6 million and $0.9 million, respectively, for its services. The Company had a receivable balance from the healthcare system of approximately $0.3 million at both March 28, 2010 and December 27, 2009.

The Company provides staffing services to a healthcare services company of which one of the Company’s directors, David Wester, is the President. During each of the three months ended March 28, 2010 and March 29, 2009, the Company billed approximately $0.1 million for its services. The Company had a receivable balance from the healthcare system of less than $0.1 million at both March 28, 2010 and December 27, 2009.

The Company paid less than $0.1 million during each of the three months ended March 28, 2010 and March 29, 2009, to Florida Atlantic University (FAU) in connection with a continuing education program for the Company’s nurses. One of the Company’s directors, Dr. Anne Boykin, is the Dean of the College of Nursing at FAU, located in Boca Raton, Florida.

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

15. SUBSEQUENT EVENTS

As discussed in Note 9, on April 7, 2010, the Company entered into a Second Forbearance Agreement. On April 30, 2010, the Company entered into a Limited Waiver to Amended and Restated Credit Agreement and Amendment to Forbearance Agreement (Third Forbearance Agreement) which, among other matters, extends the May 7, 2010 expiration date of the Second Forbearance Agreement for an additional 30-day period (until June 4, 2010). It also allowed the Company to enter into an escrow arrangement for the benefit of the Company’s VMS clients and subcontractors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section contains management’s discussion and analysis of financial condition and results of operations and is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations. In addition, reference should be made to our audited consolidated financial statements and accompanying notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (the Form 10-K). The discussion and analysis is organized as follows:

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 28, 2010 relative to our results of operations for the three months ended March 29, 2009 presented in the accompanying condensed consolidated statements of operations.

•	Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt and commitments as of March 28, 2010.

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

All of these issues raise substantial doubt about our ability to continue as a going concern. As a result, our auditors have included a going concern modification in their audit report on our financial statements at December 27, 2009 and for the fiscal year then ended. Management’s plans to deal with these matters are discussed above in Notes 1 and 9 to our condensed consolidated financial statements and below in “Liquidity and Capital Resources”. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

Business Description

We are a leading temporary healthcare staffing company and the largest provider of per diem staffing services in the United States (U.S.) (as measured by revenues). More than two-thirds of our clients are acute care hospitals, clinics, surgical and ambulatory care centers, and governmental facilities. We serve both for-profit and not-for-profit organizations that range in scope from one facility to national chains with dozens of facilities. Our clients typically pay us directly. We do not receive a material portion of our revenues from Medicare or Medicaid reimbursements or similar state reimbursement programs.

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

While our per diem branches service the local area in which they reside, our centralized travel nurse staffing and allied health offices are national in scope and serve as our direct contact with our healthcare professionals and clients. A small portion of our allied health staffing is provided through our existing per diem branches.

We serve our clients through what we believe to be one of the largest temporary healthcare staffing networks in the U.S., comprised of 75 per diem branches that provide nurse staffing on a per diem basis in 38 states, though we service all 50 states through our centralized travel nurse and allied health staffing offices.

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

Our extensive client base includes thousands of healthcare facilities including leading for-profit and not-for-profit hospitals, leading teaching hospitals and regional healthcare providers. We serve our clients through our active pool of approximately 19,000 temporary staff and healthcare professionals.

Industry Trends

Service revenues from our primary business (temporary staffing of healthcare personnel, and particularly nurses) continue to be under intense pressure due to high unemployment rates, an economy in recession, weak hospital admissions, and other challenging healthcare staffing industry dynamics that have suppressed incremental demand for temporary nurses. Due to the current economic conditions and high unemployment rate (near 26 year highs), we believe that nurses in many households may become a primary wage earner, which are driving such nurses to seek more traditional full-time employment. As hospitals continue to experience lower than projected admissions levels, they are placing greater reliance on existing full-time staff, resulting in increased overtime and nurse-patient loads. Due to aforementioned admissions levels, hospitals are carefully controlling and actively looking to reduce their variable costs, which includes the use of temporary healthcare staffing.

While we cannot predict when market conditions will improve, we remain confident in the long-term growth potential of the temporary staffing industry. The U.S. Administration on Aging projected that the number of Americans 65 years of age or older is expected to grow from 40.2 million in 2010 to 71.5 million in 2030. Among the trends noted in a March 2006 U.S. Census Bureau report, the number of Americans 65 years of age and older, currently the fastest growing segment of the U.S. population, will double in size within the next 25 years and by 2030, nearly 1 out of every 5 Americans will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million additional nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. In conjunction with the aforementioned factors, the long-term prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society, an increasing shortage of healthcare workers and the potential of up to approximately 32 million U.S. residents gaining access to health insurance coverage following the passing of healthcare reform by the U.S. government.

Acquisitions

We made no acquisitions during the first three months of fiscal 2010 or 2009.

Service Revenues

For the three months ended March 28, 2010 and March 29, 2009, temporary staffing services represented 99.7% and 99.4%, respectively, of our consolidated revenues, with permanent placements representing 0.3% and 0.6%, respectively, of our consolidated revenues. For the three months ended March 28, 2010 and March 29, 2009, approximately 24% and 26%, respectively, of our per diem revenue was from short-term contract-based assignments.

For the three months ended March 28, 2010 and March 29, 2009, approximately 85% and 86%, respectively, of our revenues were generated from nurse staffing (local, short-term contracts, and travel) and 15% and 14%, respectively, of our revenues were derived from the staffing of various “allied health” professionals (through our centralized allied hub and existing per diem branches), such as radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists and respiratory therapists and other similar healthcare vocations. For the three months ended March 28, 2010 and March 29, 2009, approximately 1.8% and 1.6%, respectively, of revenues were generated from allied health staffing provided through our per diem branch network.

Restructuring and Other Charges

In the first quarter of fiscal 2010, we recorded $0.7 million of restructuring and other charges related to professional fees which were incurred in connection with our default under the Amended Credit Agreements (defined below).

In the first quarter of fiscal 2009, we closed/merged three per diem branches and recorded pre-tax restructuring and other charges of $0.7 million in that quarter, related to severance costs and lease termination fees associated with the closure/merger of the three per diem branches.

These charges can be found in the line item “Restructuring and other charges” on our condensed consolidated statements of operations for the three months ended March 28, 2010 and March 29, 2009.

Impairment of Goodwill and Intangible Assets

Goodwill

In accordance with the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC) (ASC 350), we review our reporting units for impairment indicators on a quarterly basis.

We did not record any impairment of goodwill for the three months ended March 28, 2010.

After the various fiscal 2009 goodwill impairment charges that were recorded, $16.9 million of goodwill remains on our condensed consolidated balance sheet at March 28, 2010.

Coinciding with the aforementioned closure/merger of three per diem branches during the first quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of approximately $1.0 million to write off the associated goodwill. This amount is included in the line item “Impairment of goodwill” on our condensed consolidated statement of operations for the three months ended March 29, 2009.

Intangible Assets with Indefinite Useful Lives

Pursuant to the provisions of ASC 350, in addition to goodwill, we review our intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with indefinite useful lives for the three months ended March 28, 2010 and March 29, 2009.

Intangible Assets with Definite Useful Lives

Pursuant to the provisions of the Property, Plant, and Equipment Topic of the FASB ASC (ASC 360), we review all long-lived assets with definite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with definite useful lives for the three months ended March 28, 2010 and March 29, 2009.

Loss on Early Extinguishment of Debt

On March 12, 2009, we entered into a First Lien Amended and Restated Credit Agreement and a Second Lien Amended and Restated Credit Agreement (collectively, the Amended Credit Agreements). As a result, we recorded a non-cash charge of $1.8 million in the first quarter of fiscal 2009 to write off a significant amount of unamortized debt issuance costs associated with a previous credit facility (Original Credit Agreement). This charge appears in the line item “Loss on early extinguishment of debt” on our condensed consolidated statement of operations for the three months ended March 29, 2009.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (Update 2010-06). This update requires new disclosures as follows: (i) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. Update 2010-06 also clarifies existing disclosures as follows: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. Update 2010-06 is effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the new disclosure in item (ii) above, which is effective for fiscal years beginning after December 15, 2010. In the first quarter of fiscal 2010, we implemented the provisions of Update 2010-06, except for the new disclosure requirement, which we will implement in the fiscal year beginning December 27, 2010 (as noted above). The adoption of Update 2010-06 has not had a material impact on our consolidated financial statements and we do not believe that the subsequent adoption of the disclosure requirement will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (Update 2009-05). This update provides clarification as to the techniques a reporting entity is required to use in measuring fair value of a liability in circumstances in which the quoted price in an active market for the identical liability is not available. These techniques include a valuation that uses the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or a valuation consistent with the principles of the Fair Value Measurements and Disclosures Topic of the FASB ASC (ASC 820). Update 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 2009. We implemented the provisions of Update 2009-05 in the fourth quarter of fiscal 2009, which did not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of service revenues:

	Three Months Ended
	March 28, 2010	March 29, 2009

Service revenues	100.0%	100.0%
Cost of services rendered	75.1	75.1

Gross profit	24.9	24.9
Selling, general and administrative expenses	23.4	21.6
Depreciation and amortization expenses	2.2	1.6
Impairment of goodwill	—	1.0
Restructuring and other charges	1.0	0.7

Loss from operations	(1.7)	—
Loss on early extinguishment of debt	—	1.8
Interest expense, net	7.3	2.6
Other income	—	(0.7)

Loss from operations before provision for income taxes	(9.0)	(3.7)
Provision for income taxes	0.1	—

Consolidated net loss	(9.1)	(3.7)
Net income – noncontrolling interest in subsidiary	0.2	0.1

Net loss attributable to MSN	(9.3)%	(3.8)%

Comparison of Three Months Ended March 28, 2010 to Three Months Ended March 29, 2009

Service Revenues. Service revenues decreased $26.6 million, or 27.0%, to $72.0 million for the three months ended March 28, 2010 as compared to $98.6 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to high unemployment rates which resulted in a weak labor market that reduced our clients’ needs for supplemental healthcare staffing, and weaker than anticipated hospital admissions, which also contributed to the continued softness of demand for our services.

Nurse staffing (branch-based per diem staffing of local nursing, short-term contracts, and travel nurses) service revenues decreased $24.1 million, or 28.4%, to $60.9 million for the three months ended March 28, 2010 as compared to $85.0 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by professionals due to the aforementioned softness in demand.

Revenues from our allied health division decreased $2.5 million, or 17.9%, to $11.1 million for the three months ended March 28, 2010 as compared to $13.6 million for the comparable prior year period. The decrease was primarily due to a lower number of hours worked by pharmacy, clinical research, laboratory, and respiratory professionals.

Cost of Services Rendered. Cost of services rendered decreased $20.0 million, or 27.0%, to $54.1 million for the three months ended March 28, 2010 as compared to $74.1 million for the comparable prior year period. The decrease was due to lower volume.

Gross Profit. Gross profit decreased $6.6 million, or 27.0%, to $17.9 million for the three months ended March 28, 2010 as compared to $24.5 million for the comparable prior year period. The decrease was due to the lower revenue base in the first quarter of fiscal 2010. Gross margin for each of the three months ended March 28, 2010 and March 29, 2009 was 24.9%.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $16.9 million, or 23.4% of revenues, for the three months ended March 28, 2010 as compared to $21.3 million, or 21.6% of revenues, for the comparable prior year period. The dollar decrease was primarily due to the various cost containment initiatives implemented during fiscal 2009 and the first quarter of fiscal 2010, while the increase in percentage of revenue was attributable to negative leverage of fixed costs (i.e. rent, telecommunications) and corporate overhead.

Depreciation and Amortization. Depreciation and amortization was $1.6 million for each of the three months ended March 28, 2010 and March 29, 2009.

Impairment of Goodwill. We did not record impairment of goodwill for the three months ended March 28, 2010. During the first quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of approximately $1.0 million to write off the goodwill associated with the closure/merger of three per diem branches.

Restructuring and Other Charges. Restructuring and other charges for each of the three months ended March 28, 2010 and March 29, 2009 was $0.7 million. The first quarter of fiscal 2010 amount represents charges related to professional fees which were incurred in connection with our default under the Amended Credit Agreements. The first quarter of fiscal 2009 amount represents the charges incurred with the aforementioned closure/merger of three per diem branches related to severance costs and lease termination fees.

Loss on Early Extinguishment of Debt. We did not record a loss on early extinguishment of debt for the three months ended March 28, 2010. Loss on early extinguishment of debt was $1.8 million for the three months ended March 29, 2009. The non-cash charge was the result of entering into the Amended Credit Agreements, whereby we wrote off a significant amount of unamortized debt issuance costs related to the Original Credit Agreement.

Interest Expense, Net. Interest expense, net, for the three months ended March 28, 2010 increased to $5.2 million, as compared to $2.5 million for the comparable prior year period. The increase was attributable to a higher weighted average interest rate (inclusive of the 4.0% default interest rate being accrued as P-I-K) during the first quarter of fiscal 2010 that was partially offset by lower average outstanding borrowings.

Other Income. We did not record other income for the three months ended March 28, 2010. Other income was $0.7 million for the three months ended March 29, 2009 related to a recovery from a bankruptcy claim. The account receivable associated with this claim was written off in a prior period.

Provision for Income Taxes. The $43,000 provision for income taxes for the three months ended March 28, 2010 represents state tax expense. As a result of recording the tax effect from prior year non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset for which we have a full valuation allowance. We will not record a federal tax expense until the goodwill amortization for income tax purposes causes the deferred tax asset to revert back to a deferred tax liability.

Noncontrolling Interest in Income of Subsidiary. Noncontrolling interest in income of subsidiary was $0.1 million for the three months ended March 28, 2010 and less than $0.1 million for the three months ended March 29, 2009. This amount represents the 32% minority interest in the income of InteliStaf of Oklahoma, LLC.

Net Loss. As a result of the above, we had a net loss of $6.7 million for the three months ended March 28, 2010 as compared to a net loss of $3.7 million for the comparable prior year period.

Seasonality

Due to regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients, and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has increased from January through March followed by declines or minimal growth from April through December; however, in fiscal 2010 and 2009, the anticipated demand was weaker than expected as a result of the current state of hospital admissions levels and high unemployment rates. Additionally, the first quarter of fiscal 2010 has been impacted by the severe winter weather that has affected the majority of the U.S. As a result, this historic pattern may or may not continue in the future. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year. Additionally, volume for our travel nurse staffing and allied health divisions are typically negatively impacted in December and January due to vacations taken over the year-end holidays.

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

Cash flow used in operations was $3.0 million for the three months ended March 28, 2010 as compared to cash flow provided by operations of $7.5 million for the three months ended March 29, 2009. During the three months ended March 28, 2010, we used cash on hand to: (i) fund investing activities of $0.6 million of cash capital expenditures, (ii) fund financing activities of $0.7 million, inclusive of the repayment of $0.5 million of outstanding term borrowings under our Amended Credit Agreements, (iii) fund daily operating activities, and (iv) fund restructuring related obligations.

As of March 28, 2010, we had a net working capital deficit of $87.6 million, as compared to $82.7 million as of December 27, 2009. The $4.9 million deficit increase was due to decreases in cash and cash equivalents and accounts receivable of $4.3 million and $3.3 million, respectively, and an increase in the current portion of long-term debt of $1.1 million, partially offset by decreases in accounts payable and accrued expenses and accrued payroll and related liabilities of $3.5 million and $0.1 million, respectively, and an increase in other current assets of $0.2 million. All debt is classified as current at March 28, 2010 due to the fact that, as of that date, we are not in compliance with several of the financial covenants contained in the Amended Credit Agreements. Excluding the non-current portion of long-term debt that was reclassified to current, net working capital would have been $17.3 million as of March 28, 2010 and $23.6 million as of December 27, 2009.

Our stockholders’ deficit at March 28, 2010 was $53.5 million. Our fiscal 2009 non-cash write-offs of impairment of goodwill and intangible assets and loss on early extinguishment of debt aggregating $45.7 million and our fiscal 2008 non-cash write-offs of impairment of goodwill and intangible assets of $130.9 million have eliminated all of our stockholders’ equity. Our condensed consolidated balance sheet at March 28, 2010 includes intangible assets and goodwill of $21.5 million.

On July 2, 2007, we entered into a $155.0 million Original Credit Agreement. The Original Credit Agreement was comprised of a six-year $30.0 million revolving senior credit facility, a six-year $100.0 million senior secured term loan and a seven-year $25.0 million senior secured second term loan.

On March 12, 2009, we entered into the Amended Credit Agreements for the following borrowing facilities: (i) an $18.0 million revolving senior credit facility (Revolver), (ii) an $81.0 million senior secured term loan (1st Term Loan), and (iii) a $25.0 million senior secured second lien term loan (2nd Term Loan). The primary changes made in the Amended Credit Agreements compared to the Original Credit Agreement are as follows: (i) we repaid $10.5 million of outstanding borrowings under the senior secured term loan portion of the Original Credit Agreement during the first quarter of fiscal 2009, (ii) the financial covenants were amended, (iii) a new financial covenant (minimum EBITDA, as defined in the agreements) was added, (iv) the quarterly amortization of principal was changed, such that effective for the third quarter of fiscal 2009, we were required to pay a total annual amortization amount of 2.5% of the remaining $81.0 million outstanding under the 1st Term Loan in equal installments for the next four quarters with the total annual amortization amount increasing by an additional 2.5% of the initial $81.0 million borrowing to be paid in equal installments for the next four quarters, etc. until maturity, (v) a London Interbank Offered Rate (LIBOR) floor of 2.5% and a prime rate floor of 3.5% were incorporated for both the 1st and 2nd Term Loans, (vi) there was an increase in the applicable margin for both the 1st and 2nd Term Loans, (vii) an annual 2.0% P-I-K interest charge (now 6.0%) was incorporated for both the 1st and 2 nd Term Loans that accrues quarterly and is payable upon the maturity of the respective loans (the accrued P-I-K interest is included in the line item “Current portion of long-term debt” in the liabilities and stockholders’ deficit section of our condensed consolidated balance sheet), and (viii) the size of the Revolver was reduced to $18.0 million. The size of the Revolver will decrease by $0.5 million each time the outstanding balance of letters of credit decreases by an aggregate $0.5 million. As a result of entering into the Amended Credit Agreements, we recorded a loss from the early extinguishment of debt in the first quarter of fiscal 2009 of $1.8 million. There was no change to the maturity dates for the 1st Term Loan (July 2, 2013), Revolver (July 2, 2013) or 2 nd Term Loan (July 2, 2014)

and all of these loans continue to be secured by a lien on substantially all of our assets. In connection with the Amended Credit Agreements, we recorded debt issuance costs of $3.0 million in the first quarter of fiscal 2009 and are amortizing these costs over the remaining useful lives of the respective loans.

Pursuant to the terms of the Original Credit Agreement, we were required to make annual payments of $1.0 million, in four equal quarterly installments. Pursuant to the terms of the Amended Credit Agreements, we are now required to make quarterly principal amortization payments of $0.5 million beginning in the third quarter of fiscal 2009. The quarterly amortization payment will increase by $0.5 million each subsequent year in the third quarter. Additionally, at the end of each fiscal year beginning in 2009, we will be obligated to complete an excess cash flow calculation (as defined), which could result in us being required to prepay an additional amount of outstanding term loan borrowings. No excess cash flow prepayment was required for fiscal 2009.

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

At the end of October 2009, we were not in compliance with several of our financial covenants under the Amended and Restated First Lien Credit Agreement (First Lien Credit Agreement). We initiated discussions with our lenders regarding these financial covenant breaches and, as of December 18, 2009, we entered into the Forbearance Agreement to the Amended and Restated Credit Agreement (Forbearance Agreement) with General Electric Capital Corporation (GECC) and with the required percentage of the lenders under the First Lien Credit Agreement (First Lien Lenders), under which GECC and the First Lien Lenders agreed to forbear with respect to our being out of compliance with the First Lien Credit Agreement with respect to the Minimum Consolidated Fixed Charge Coverage Ratio and the Minimum Consolidated EBITDA financial covenants. That forbearance agreement expired on February 1, 2010.

For the period ended December 27, 2009, we were not in compliance with several of our financial covenants under both of the Amended Credit Agreements. As a result, all of our outstanding debt under the Amended Credit Agreements is classified as current on our consolidated balance sheet at December 27, 2009 and March 28, 2010.

On February 1, 2010, we informed our lenders under the Second Lien Credit Agreement (Second Lien Lenders) that we would not be in compliance as of December 27, 2009 with certain of the covenants set forth in the Second Lien Credit Agreement. Subject to the terms of an Intercreditor Agreement between the First Lien Lenders and the Second Lien Lenders, upon a default (which includes non-satisfaction of financial covenants) under the Second Lien Credit Agreement, the Second Lien Lenders also have certain rights. However, as a result of an Intercreditor Agreement between the Company, the First Lien Lenders and the Second Lien Lenders, the Second Lien Lenders are currently blocked from exercising or seeking any rights or remedies with respect to any collateral that secures both the debt due to the First Lien Lenders and the debt due to the Second Lien Lenders.

As we noted above, we are currently in default under our credit agreements with both our first lien secured lenders and our second lien secured lenders. We did not make the cash interest payment we were obligated to make to the second lien secured lenders on or before April 5, 2010, which constitutes an additional event of default under the Second Lien Credit Agreement. If our lenders are not willing to waive such compliance or otherwise modify our obligations such that we are no longer in violation of such obligations, the lenders could accelerate the maturity of our debts due to them. Further, because our lenders have a lien on substantially all of our assets to secure our obligations to them, our lenders could take actions under our credit agreements to seek to sell our assets to repay their obligations. All of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

We are currently negotiating with our senior lenders with regard to these defaults, and we have retained financial and legal advisors to assist us in exploring strategic options that may be available to us to restructure our capital structure and debt. On April 6, 2010, we retained a financial advisory and restructuring firm and its principal to serve as our Chief Restructuring Officer. We also believe, based on currently projected cash inflows generated from operations, that we may be unable to pay future scheduled interest and/or principal payments due to our senior lenders as these obligations become due.

On April 7, 2010, we entered into a Second Forbearance Agreement, Limited Waiver and Amendment to Amended and Restated Credit Agreement (Second Forbearance Agreement) with the required percentage of the First Lien Lenders, under which GECC and the First Lien Lenders agreed to forbear with respect to our being out of compliance with the First Lien Credit Agreement until May 7, 2010 (now June 4, 2010). Additionally, the Second Forbearance Agreement provides that GECC may make additional revolving loans to us (in an amount not to exceed $5.0 million at any time outstanding) if we need liquidity assistance to meet our obligations as they come due. However, there can be no assurance that our lenders will continue to provide us with liquidity assistance upon the termination of the Second Forbearance Agreement.

On April 30, 2010, we entered into a Limited Waiver to Amended and Restated Credit Agreement and Amendment to Forbearance Agreement (Third Forbearance Agreement) with the required percentage of the First Lien Lenders, under which GECC and the First Lien Lenders agreed to further extend the forbearance under the Second Forbearance Agreement until June 4, 2010. Additionally, the Third Forbearance Agreement waives certain requirements under the First Lien Credit Agreement to allow us to, among other matters, enter into an escrow arrangement for the benefit of our VMS clients and subcontractors.

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

The Amended Credit Agreements provide us the option of utilizing either a prime interest rate (with a floor of 3.5% plus an applicable margin of 5.0% on the 1st Term Loan and 8.0% on the 2nd Term Loan) or LIBOR (with a floor of 2.5% plus an applicable margin of 6.0% on the 1st Term Loan and 9.0% on the 2nd Term Loan). Pursuant to the terms of the Amended Credit Agreements (originally required by the terms of the Original Credit Agreement), we are required to hedge at least 50% of the outstanding borrowings of the 1st and 2nd Term Loans. On September 6, 2007, we entered into a three year hedging agreement using three month LIBOR rates, whereby we hedged $62.5 million of variable rate debt at 4.975%. As we are not in compliance with several of our financial covenants at March 28, 2010, we are currently required to utilize the prime interest rate option (except for the amount hedged).

The 1st Term Loan bears interest (the total variable portion is 8.50% and the total fixed (hedged) portion is 13.22% at March 28, 2010) payable quarterly or as LIBOR interest rate contracts expire. The 2nd Term Loan bears interest (total variable interest rate of 11.50% at March 28, 2010) payable quarterly or as LIBOR interest rate contracts expire. Further, an annual 2.0% P-I-K interest charge (now 6.0%) for both the 1st and 2nd Term Loans accrues quarterly and is payable upon the maturity of the respective loans. The Revolver bears interest payable quarterly or as LIBOR interest rate contracts expire. Unused capacity under the Revolver bears interest at 0.50% and is payable quarterly. For the three months ended March 28, 2010, the weighted average interest rate for loans under our Amended Credit Agreements was 18.09% which is inclusive of the default P-I-K interest. As of March 28, 2010, the blended rate for loans outstanding under the Amended Credit Agreements was 17.95%, which is inclusive of the default P-I-K interest.

Capital expenditures were $0.6 million for the three months ended March 28, 2010 and $2.6 million for the comparable prior year period. The expenditures primarily related to the upgrade or replacement of various computer systems including hardware and purchased and/or internally developed software, and new copiers.

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

Contractual Obligations

During the three months ended March 28, 2010, there have been no material changes in our significant contractual obligations and other commitments as described in our Annual Report on Form 10-K for the year ended December 27, 2009.

Critical Accounting Policies

In response to the SEC Release Number 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we will evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. For a summary of all our significant accounting policies, including the critical accounting policies discussed below, see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

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

•

We have recorded goodwill and other intangibles resulting from our various acquisitions. Through December 30, 2001, goodwill and other intangibles were amortized on a straight-line basis over their lives of 6 to 20 years. Pursuant to the provisions of ASC 350, which we adopted in 2002, goodwill and intangible assets deemed to have an indefinite useful life are no longer amortized and our intangibles subject to amortization continue to be amortized on a straight line basis over their lives ranging from 2 to 7.5 years. ASC 350 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on an annual basis, or more frequently if certain indicators arise. We have determined that each branch location represents a reporting unit. In accordance with ASC 350, we perform an annual review for impairment during the fourth quarter of our fiscal year by performing a fair value analysis of each reporting unit. Our annual impairment testing utilizes recent trends and multiple assumptions and estimates, including future discounted cash flows relating to projected operating results. During the fourth quarter of fiscal 2009, 62 reporting units recorded an impairment of $27.3 million to their aggregated goodwill of $39.9 million to write off the associated goodwill related to the reporting units deemed impaired. Another 7 reporting units, with aggregated goodwill of $1.5 million, have a fair value that is less than $100,000 in excess of their book value. Should the reporting units’ profitability decline, projected growth rates decrease, and/or the WACC increase, it is possible that the reporting units’ goodwill may be impaired at a subsequent reporting date. On a quarterly basis, we review our reporting units for impairment indicators. Should we decide to close/merge one or more of our reporting units, the associated goodwill will be written off as a non-cash charge to the condensed consolidated statement of operations. During the three months ended March 28, 2010, we did not record any impairment charges to goodwill.

Pursuant to the provisions of ASC 350, in addition to goodwill, we review our intangible assets with indefinite useful lives for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with indefinite useful lives for the three months ended March 28, 2010.

Pursuant to the provisions of ASC 360, we review all long-lived assets including intangible assets with definite useful lives, for impairment whenever events or changes in circumstances indicate the assets may be impaired. We did not record any impairment of intangible assets with definite useful lives for the three months ended March 28, 2010.

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

At March 28, 2010, we had gross deferred tax assets in excess of deferred tax liabilities. We have determined that it is more likely than not that the net deferred tax assets will not be fully realized in the near term (deferred tax liabilities that are not expected to reverse in the net operating loss carryforward period would not be considered in reviewing the realizability of the other temporary differences). Due to the recording of the tax effect from prior fiscal years’ non-cash goodwill impairment charges, our deferred tax liability changed to a deferred tax asset, for which we have established a full valuation allowance. When, due to the amortization of our goodwill for tax purposes, the deferred tax asset changes back to a deferred tax liability, we would then begin to record federal income tax expense relative to indefinite reversing temporary differences. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all evidence, both positive and negative needs to be considered. Such evidence includes the existence of deferred tax liabilities that will turn around within a carryforward period, a company’s past and projected future performance, the market environment in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods of net operating losses and allowable tax planning strategies. As we had cumulative losses for the three-year period ended December 27, 2009, we were only able to give minimal consideration to projected future performance in measuring the need for a valuation allowance. We evaluate our ability to realize our deferred tax assets on a quarterly basis and will continue to maintain the allowance until an appropriate amount of positive evidence would substantiate any reversal. Such positive evidence could include actual utilization of the deferred tax asset and/or projections of potential utilization.

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

These factors include the following:

•

If we are unable to successfully negotiate mutually acceptable terms with our lenders as a result of our violation of several covenants contained in our Amended Credit Agreements, our business would likely be negatively impacted;

•

Our ability to borrow under the Revolver portion of our First Lien Credit Agreement is currently limited to that permitted under the Second Forbearance Agreement. There can be no assurance that our lenders will provide us with liquidity assistance if we need it to fund our obligations as they become due upon the termination of these forbearance agreements;

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

•	Fluctuations in patient occupancy at our hospital and healthcare facility clients may adversely affect the demand for our services and therefore the profitability of our business;

•	Our clients’ inability to pay for services could have an adverse impact on our results of operations and cash flows;

•	Our costs of providing housing for temporary healthcare professionals in our travel business may be higher than we anticipate and, as a result, our margins could decline;

•	Healthcare reform could negatively impact our business opportunities, revenues and margins;

•	We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards;

•	We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could adversely impact our business;

•	We are dependent on the proper functioning of our information systems;

•	Significant legal actions could subject us to substantial uninsured liabilities;

•	We may be liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our temporary healthcare professionals;

•	If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected;

•	Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and recruitment personnel;

•	The loss of key senior management personnel could adversely affect our ability to remain competitive;

•	Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations;

•	We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities;

•

We continue to have a substantial amount of goodwill on our balance sheet (even after the non-cash write-offs of goodwill recorded in fiscal 2009 and 2008). Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses;

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

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with the senior credit facility. On March 28, 2010, we had borrowings of $44.3 million under the senior credit facility that were subject to variable rates, with a blended rate of 16.2% which is inclusive of the default P-I-K interest. As of March 28, 2010, an adverse change of 1.0% in the interest rate of all such borrowings outstanding would have caused us to incur an increase in interest expense of approximately $0.4 million on an annual basis.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the three months ended March 28, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. We have had no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 filed with the Securities and Exchange Commission on March 25, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

10.1	Second Forbearance Agreement, Limited Waiver and Amendment to Amended and Restated Credit Agreement, dated as of April 7, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2010 (File No. 001-31299)).

10.2	Engagement Letter, dated March 28, 2010, between the Company and Loughlin Meghji + Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 8, 2010 (File No. 001-31299)).

10.3	Limited Waiver to Amended and Restated Credit Agreement and Amendment to Forbearance Agreement, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 5, 2010 (File No. 001-31299)).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL STAFFING NETWORK HOLDINGS, INC.

Dated: May 10, 2010	/s/ Robert J. Adamson
Robert J. Adamson
Chairman of the Board of Directors and
Chief Executive Officer

Dated: May 10, 2010	/s/ Kevin S. Little
Kevin S. Little
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Forbearance Agreement, Limited Waiver and Amendment to Amended and Restated Credit Agreement, dated as of April 7, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2010 (File No. 001-31299)).

10.2	Engagement Letter, dated March 28, 2010, between the Company and Loughlin Meghji + Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 8, 2010 (File No. 001-31299)).

10.3	Limited Waiver to Amended and Restated Credit Agreement and Amendment to Forbearance Agreement, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 5, 2010 (File No. 001-31299)).

31.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert J. Adamson, Chief Executive Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Little, Chief Financial Officer of Medical Staffing Network Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.